Form 10-Q
period 2013-03-31
BLVD HOLDINGS INC
filed 2013-05-15
CIK 1554594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	000-1554594

BLVD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5512933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 West Olive Avenue, 3rd Floor Burbank, CA 91505
(Address of principal executive offices) (Zip Code)

(818) 381-9360
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of March 31, 2013, the number of shares outstanding of the registrant’s class of common stock was 6,530,000.

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

BLVD HOLDINGS, INC.

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

/CURRENT ASSETS

Cash	$17,292	$3,121
Subscriptions receivable	1,800	-

Total Current Assets	19,092	3,121

PROPERTY AND EQUIPMENT, Net	12,364	13,456

TOTAL ASSETS	$31,456	$16,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$675
Notes payable - related party	-	-

Total Current Liabilities	-	675

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par value of $0.001, 6,530,000 and 5,750,000 issued and outstanding	6,530	5,750
Additional paid-in capital	89,184	50,314
Deficit accumulated during the development stage	(64,258)	(40,162)

Total Stockholders' Equity	31,456	15,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,456	$16,577

The accompanying notes are an integral part of these condensed financial statements.

BLVD Holdings, Inc.

(A Development Stage Company)

Statement of Operations

(unaudited)

		From Inception
	For the Three	on June 11, 2012
	Months Ended	Through
	March 31,	March 31,
	2013	2013

REVENUES	$5,500	$26,000

OPERATING EXPENSES

Professional fees	11,734	28,902
General and administrative	17,862	61,356

Total Operating
Expenses	29,596	90,258

INCOME (LOSS) FROM
LOSS FROM OPERATIONS	(24,096)	(64,258)

LOSS BEFORE INCOME TAXES	(24,096)	(64,258)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(24,096)	$(64,258)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,817,333

The accompanying notes are an integral part of these consolidated financial statements.

BLVD Holdings, Inc.

(A Development Stage Company)

Statement of Cash Flows

(unauditetd)

		From Inception
	For the Three	on June 11, 2012
	Months Ended	Through
	March 31,	March 31,
	2013	2012

OPERATING ACTIVITIES

Net loss	$(24,096)	$(64,258)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,092	3,500
Services contributed by officer	16,250	51,450
Changes in operating assets and liabilities:
Accounts payable	(675)	-

Net Cash Used in Operating Activities	(7,429)	(9,308)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from common stock for cash	21,600	26,600
Proceeds from note payable - related party	-	3,000
Payments on note payable - related party	-	(3,000)

Net Cash Provided by Financing Activities	21,600	26,600

NET INCREASE (DECREASE) IN CASH	14,171	17,292

CASH AT BEGINNING OF PERIOD	3,121	-

CASH AT END OF PERIOD	$17,292	$17,292

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscriptions receivable	$1,800	$1,800
Shares issued to founder in exchange for property	$-	$15,864

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

BLVD Holdings (the “Company”) was incorporated in the State of Nevada on June 11, 2012. The Company is focused on producing and developing scripts, screenplays and related content for television and film production industries. The Company is currently developing several film scripts. The Company earns revenues from the sale of such scripts.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $26,000 since inception and has an accumulated deficit of $64,258 at March 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

The accompanying financial statements have been prepared by BLVD Holdings, Inc (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment

Property and equipment are recorded at cost and are comprised of computer and equipment and furniture and software costs. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

The estimated useful lives for significant property and equipment categories are as follows:

Computers, computer equipment, and software	3 years

Furniture	7 years

Management evaluates the recoverability of the Company’s property and equipment costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)

In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of its property and equipment for the period ended March 31, 2013.

Revenue Recognition

During the period ended March 31, 2012, the Company generated revenues from the sale of movie scripts. Revenues are recognized when the following conditions are met:

1.	Persuasive evidence of a sale or license agreement exists with a customer
2.	The script is complete and has been delivered or is immediately available to be delivered in accordance with the terms of the agreement.
3.	The license period for the arrangement has started and the customer can begin exploitation, exhibition or sale.
4.	The arrangement fee is fixed or determinable
5.	Collection of the arrangement fee is reasonably assured.

If any of the above conditions are not met, the Company will defer revenue until all conditions are met.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - STOCKHOLDERS’ EQUITY

On June 12, 2012, the Company issued 5,750,000 shares of common stock to the founder of the Company in exchange for cash of $5,000 and property of $15,864.

During the three months ended March 31, 2013 the Company issued 720,000 shares to multiple investors for cash of $21,600.

During the three months ended March 31, 2013, 60,000 shares of the Company’s common stock were subscribed for at $0.03 per share for an aggregate total of $1,800. This amount is recorded as subscriptions receivable at March 31, 2013.

During the three months ended March 31, 2013, an officer of the Company contributed various services including basic management, marketing, operating, administrative and accounting services. These services have been valued at $65,000 per year and have been recorded as capital contributions of $16,250 during the period ($35,200 during 2012).

NOTE 3 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013 the Company issued 450,000 shares to multiple investors of common stock for cash of $13,500.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about BLVD Holdings, Inc.'s financial condition, results of operations and business. These statements include, among others:

o	statements concerning the potential benefits that BLVD Holdings, Inc. (“BLVD”, “we”. “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

o	statements of BLVD's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause BLVD's actual results to be materially different from any future results expressed or implied by BLVD in those statements. The most important facts that could prevent BLVD from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of BLVD's stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of BLVD to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(f)	decline in demand for BLVD's products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against BLVD, including but not limited to challenges to BLVD's intellectual property rights;

(i)	insufficient revenues to cover operating costs;

There is no assurance that BLVD will be profitable, BLVD may not be able to successfully develop, manage or market its products and services, BLVD may not be able to attract or retain qualified executives and personnel, BLVD may not be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in BLVD's businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. BLVD cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that BLVD or persons acting on its behalf may issue. BLVD does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Current Overview

BLVD is a developmental stage corporation that is focused on producing and developing television and film scripts for sale to television and movie studios and other entities. BLVD is currently developing several film scripts in-house. To date, the Company has fully completed six scripts, of which four have been sold and generated a total of $26,000 in sales and one is currently under review.

We need additional capital to fully undertake our business plan. Currently, we rely on the sale of film scripts to meet the current cost and expenditures of operating the business. We believe that we will need a minimum of $22,000 in capital, including the capital raised in this Offering, in order to maintain our current and planned operations through the next 12 months. We intend to raise the capital through the sale of shares of our common stock and/or through the sale of film scripts. No assurance can be given that BLVD will be able to obtain the necessary capital.

Currently, BLVD’s sole officer and employee, Ms. Ann Courtney, is managing the Company’s operations and undertaking all aspects of its strategic development.

PRODUCT DEVELOPMENT

The Company develops script content through internal development. BLVD identifies an idea or a story within a genre that is popular or gaining in popularity and develops it into a commercially viable script option. Potential ideas for scripts are subjected to a rigorous due diligence process to validate their integrity and capitalization potential. If the criteria are met, BLVD, through the efforts of Ms. Courtney, then proceeds to develop the ideas into scripts.

Our President, Ms. Courtney does all content development for the Company. BLVD is currently developing several film scripts internally by utilizing the creative writing skills of Ms. Courtney. In the future, BLVD will look to develop and produce television scripts, as well as hire screenplay writers to develop both television and film scripts and other original content. At such time, Ms. Courtney, in addition to assisting in the writing and developing to scripts, will oversee all aspects of the scripts’ development. The Company may also accept submissions of original content from agencies representing writers, for consideration of development and production.

CORPORATE

On June 11, 2012, BLVD Holdings, Inc. (“BVLD” or the “Company”) was incorporated under the laws of the State of Nevada. Our principal executive offices are located at 3500 West Olive Avenue, 3rd Floor, Burbank, CA 91505, our telephone number is (818) 381-9360 and our fax number is (818) 381-9368.

BLVD is a boutique script development company with the principal business objective of creating television and film scripts capable of providing dynamic growth potential to the Company. BLVD’s overall plan of operations is to develop and produce independent film/televisions scripts, screenplays and related content for sale, with a goal toward catering to independent producers, small film studios and other entities. Currently, the Company does not have any agreements with, or sales to, any film studios.

While in the future, BLVD will attempt to capitalize on the demand for quality television and film scripts by engaging qualified individuals that BLVD will rely on for the professional development of such scripts and other related content, the Company currently depends solely on its President, Ms. Courtney for all writing, editing and sales activities.

BLVD has fully completed six film scripts and has several projects in development. The Company has realized its first sales. The scripts are sold on a prearranged flat-fee basis. To date, the Company has sold four of its film scripts and generated a total of $26,000 in sales ($20,500 for the period ending Dec. 31, 2012 and $5,500 for the period ending Mar. 31, 2013)

It is anticipated that as the Company grows, its management team will be expended from its current one (1) member with no significant industry experience to consist of additional members who have expertise in the television and film industries.

MARKETING

BLVD will market the scripts it owns to the entertainment industry worldwide. To promote and market the scripts, the Company may seek the following strategies: prepare press releases, submit scripts for selection to film festivals, create Internet advertising and engage producer’s agents and publicists. Currently, our President, Ms. Courtney, markets our films scripts through multiple channels, including networking at local film festivals and online sources, as well as her growing personal connections with literary agents and independent producers. While Ms. Ann Courtney has limited experience in building clientele and marketing products, we anticipate that as the Company grows, its management will be expanded to consist of additional members with expertise in the television and film industries, as well as entrepreneurial experience, which would provide BLVD the advantage and benefit of its executives’ stature and all their connective networks within the industries.

Currently, BLVD does not have any existing relationships with literary agents, publicists, producers or producer’s agents.

FILM SCRIPTS IN DEVELOPMENT

Currently, BLVD has three films scripts at different stages of development. All of them are being developed internally solely utilizing the creative writing skills of our President, Ms. Courtney.

Upon completion of the scripts, BLVD will embark on its marketing strategy referenced above. The Company cannot provide any assurances that the film scripts will obtain any interest from independent producers or studios or will result in sales. Regardless of the success of these scripts, BLVD will continue to develop and market film scripts within the independent film community.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements.

Results of Operations for the Three Months Ended March 31, 2013

We had $5,500 revenues in the three months ended March 31, 2013. Our operating expenses were $13,346.  Our net loss was $7,846.

Liquidity and Capital Resources

The Company's cash position was $17,292 at March 31, 2013. As of March 31, 2013, the Company had current assets of $19,092 and current liabilities of $0 compared to $3,121 and $675 respectively as of December 31, 2012.  This resulted in a working capital of $19,092 at March 31, 2013 and $2,446 at December 31, 2012.

Net cash used in operating activities amounted to $7,429 for the three month periods ended March 31, 2013.

Net cash used in investing activities amounted to $0 for the three months ended March 31, 2013.

Net cash provided by financing activities amounted to $21,600 for the three months ended March 31, 2013.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit. Financing options may be available to the Company either via a private placement or through the public sale of stock.  There is no assurance, however, that the available funds will be available or adequate.  Its need for additional financing is likely to persist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.  M. Ann Courtney, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2013 these disclosure controls and procedures were not effective in ensuring that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

☐	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

Inherent Limitations over Internal Controls

BLVD’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within BLVD have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of common stock issued during the three month ended March 31, 2013without registration.

Item 3.     Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporatio1
3.2*	By-Laws
10.1	Script Purchase Agreement, by and between BLVD Holdings, Inc. and David Wheeler, dated February 7, 2013
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Form S-1 filed on August 17, 2012.

# To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2013	BLVD HOLDINGS, INC.

	By:	\s\ M. Ann Courtney
M. Ann Courtney, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ M. Ann Courtney	Dated: May 15 , 2013
M. Ann Courtney, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

