Form 10-Q/A
period 2013-03-31
BLVD HOLDINGS INC
filed 2013-05-17
CIK 1554594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to BLVD Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II    OTHER INFORMATION

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporatio1
3.2*	By-Laws
10.1@	Script Purchase Agreement, by and between BLVD Holdings, Inc. and David Wheeler, dated February 7, 2013
31.1@	Rule 13a-14(a) Certification of Chief Executive Officer
31.2@	Rule 13a-14(a) Certification of Chief Financial Officer
32.1@	Section 1350 Certification of Chief Executive Officer
32.2@	Section 1350 Certification of Chief Financial Officer
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Form S-1 filed on August 17, 2012.

@ Filed as exhibits to BLVD Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013

# Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2013	BLVD HOLDINGS, INC.

	By:	\s\ M. Ann Courtney
M. Ann Courtney, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ M. Ann Courtney	Dated: May 17 , 2013
M. Ann Courtney, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer