Form 10-Q
period 2013-06-30
BLVD HOLDINGS INC
filed 2013-08-05
CIK 1554594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of June 30, 2013, the number of shares outstanding of the registrant’s class of common stock was 6,980,000.

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

BLVD HOLDINGS, INC.

 (A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$19,095	$3,121

Total Current Assets	19,095	3,121

PROPERTY AND EQUIPMENT, Net	11,272	13,456

TOTAL ASSETS	$30,367	$16,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$675

Notes payable - related party	-	-

Total Current Liabilities	-	675

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par value of $0.001, 6,980,000 and 5,750,000 issued and outstanding	6,980	5,750
Additional paid-in capital	118,484	50,314
Deficit accumulated during the development stage	(95,097)	(40,162)

Total Stockholders' Equity	30,367	15,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$30,367	$16,577

The accompanying notes are an integral part of these condensed financial statements.

BLVD Holdings, Inc.

(A Development Stage Company)

Statement of Operations

(unaudited)

		For the Six	From Inception
	For the Three Months Ended	Months Ended	on June 11, 2012 Through
	June 30,	June 30,	June 30,
	2013	2013	2013

REVENUES	$10,000	$15,500	$36,000

OPERATING EXPENSES

Professional fees	8,347	20,081	37,249

General and administrative	32,492	50,354	93,848

Total Operating

Expenses	40,839	70,435	131,097

INCOME (LOSS) FROM

LOSS FROM OPERATIONS	(30,839)	(54,935)	(95,097)

LOSS BEFORE INCOME TAXES	(30,839)	(54,935)	(95,097)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(30,839)	$(54,935)	$(95,097)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,964,176	6,395,580

The accompanying notes are an integral part of these consolidated financial statements.

BLVD Holdings, Inc.

(A Development Stage Company)

Statement of Cash Flows

(unauditetd)

		From Inception
	For the Six	on June 11, 2012
	Months Ended	Through
	June 30,	June 30,
	2013	2012

OPERATING ACTIVITIES

Net loss	$(54,935)	$(95,097)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	2,184	4,592

Services contributed by officer	32,500	67,700
Changes in operating assets and liabilities:

Accounts payable	(675)	-

Net Cash Used in Operating Activities	(20,926)	(22,805)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from common stock for cash	36,900	41,900

Proceeds from note payable - related party	-	3,000

Payments on note payable - related party	-	(3,000)

Net Cash Provided by Financing Activities	36,900	41,900

NET INCREASE (DECREASE) IN CASH	15,974	19,095

CASH AT BEGINNING OF PERIOD	3,121	-

CASH AT END OF PERIOD	$19,095	$19,095

CASH PAID FOR:
Interest	$-	$-

Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Shares issued to founder in exchange for property	$-	$15,864

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $36,000 since inception and has an accumulated deficit of $95,097 at June 30, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared by BLVD Holdings, Inc (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results for the full year.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and Equipment (continued)

In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of its property and equipment for the period ended June 30, 2013.

Revenue Recognition

During the period ended June 30, 2013, the Company generated revenues from the sale of movie scripts. Revenues are recognized when the following conditions are met:

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

During the six months ended June 30, 2013 the Company issued 1,230,000 shares to multiple investors for cash of $36,900.

During the six months ended June 30, 2013, an officer of the Company contributed various services including basic management, marketing, operating, administrative and accounting services. These services have been valued at $65,000 per year and have been recorded as capital contributions of $32,500 during the period ($35,200 during 2012).

NOTE 3 – SUBSEQUENT EVENTS

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

Current Overview

BLVD is a developmental stage corporation that is focused on producing and developing television and film scripts for sale to television and movie studios and other entities. BLVD is currently developing several film scripts in-house. To date, the Company has fully completed seven scripts, of which five have been sold and generated a total of $36,000 in sales and one is currently under review.

We need additional capital to fully undertake our business plan. Currently, we rely on the sale of film scripts to meet the current cost and expenditures of operating the business. We believe that we will need a minimum of $12,000 in capital, including the capital raised in this Offering, in order to maintain our current and planned operations through the next 12 months. We intend to raise the capital through the sale of shares of our common stock and/or through the sale of film scripts. No assurance can be given that BLVD will be able to obtain the necessary capital.

On June 27, 2013, the Board of Directors of BLVD appointed Henry Cohen as the Secretary and Treasurer of the Company. Currently, BLVD’s President, Ms. Ann Courtney, is managing the Company’s operations and undertaking all aspects of its strategic development.

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

BLVD has fully completed seven film scripts and has several projects in development. The Company has realized its first sales. The scripts are sold on a prearranged flat-fee basis. To date, the Company has sold five of its film scripts and generated a total of $36,000 in sales ($20,500 for the period ending Dec. 31, 2012 and $15,500 for the period ending June 30, 2013)

It is anticipated that as the Company grows, its management team will be expended from its current two (2) members to consist of additional members who have expertise in the television and film industries.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended June 30, 2013

We had $10,000 revenues in the three months ended June 30, 2013. Our revenue is a result of the sale of film scripts. We anticipate a continued trend of film script sales revenue as we continue to develop film scripts. Our operating expenses were $40,839 which consisted of professional fees of $8,347 and general and administrative expenses of $35,192. Our operating expenses are primarily due to expenses related to preparing our quarterly and annual reports filed with the Securities and Exchange Commission and services contributed by an Officer of the Company. Our net loss was $30,839.

Results of Operations for the Six Months Ended June 30, 2013

We had $15,500 revenues in the six months ended June 30, 2013. Our operating expenses were $70,435.  Our net loss was $54,935. Our revenue is a result of the sale of film scripts. We anticipate a continued trend of film script sales revenue as we continue to develop film scripts. Our operating expenses were $40,839 which consisted of professional fees of $20,081 and general and administrative expenses of $53,054. Our operating expenses are primarily due to expenses related to preparing our quarterly and annual reports filed with the Securities and Exchange Commission and services contributed by an officer of the Company.

Liquidity and Capital Resources

The Company's cash position was $19,095 at June 30, 2013. As of June 30, 2013, the Company had current assets of $19,095 and current liabilities of $0 compared to $3,121 and $675 respectively as of December 31, 2012.  This resulted in a working capital of $19,095 at June 30, 2013 and $2,446 at December 31, 2012.

Net cash used in operating activities amounted to $20,926 for the six month period ended June 30, 2013. This is primarily due to a net loss of 54,935, depreciation of 2,184, services contributed by officer of 32,500 and an increase in accounts payable of $675.

Net cash used in investing activities amounted to $0 for the six months ended June 30, 2013.

Net cash provided by financing activities amounted to $36,900 for the six months ended June 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer conclude[s] that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of common stock issued during the six months ended June 30, 2013 without registration.

Item 3.     Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation1
3.2*	By-Laws
10.1	Script Purchase Agreement by and between BLVD Holdings, Inc. and Brian Cook, dated May 17, 2013
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Form S-1 filed on August 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2013	BLVD HOLDINGS, INC.

	By:	\s\ M. Ann Courtney
M. Ann Courtney, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ M. Ann Courtney	Dated: August 5, 2013
M. Ann Courtney, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Henry Cohen	Dated: August 5, 2013
Henry Cohen, Secretary, Treasurer,

