Form 10-Q
period 2013-09-30
BLVD HOLDINGS INC
filed 2013-11-07
CIK 1554594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2013
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

As of September 30, 2013, the number of shares outstanding of the registrant’s class of common stock was 6,980,000.

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

BLVD HOLDINGS, INC.
 (A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$4,938	$3,121

Total Current Assets	4,938	3,121

PROPERTY AND EQUIPMENT, Net	10,180	13,456

OTHER ASSETS	7,000	-

TOTAL ASSETS	$22,118	$16,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$675

Total Current Liabilities	-	675

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par value of $0.001, 6,980,000 and 5,750,000 issued and outstanding	6,980	5,750
Additional paid-in capital	134,734	50,314
Deficit accumulated during the development stage	(119,596)	(40,162)

Total Stockholders' Equity	22,118	15,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,118	$16,577

The accompanying notes are an integral part of these condensed financial statements.

BLVD Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(unaudited)

				From Inception	From Inception
	For the Three	For the Three	For the Nine	on June 11, 2012	on June 11, 2012
	Months Ended	Months Ended	Months Ended	Through	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

REVENUES	$5,000	$15,500	$20,500	$15,500	$41,000

OPERATING EXPENSES

Professional fees	9,790	13,990	29,871	13,990	47,039

General and administrative	19,709	2,457	70,063	2,682	113,557

Total Operating

Expenses	29,499	16,447	99,934	16,672	160,596

INCOME (LOSS) FROM

LOSS FROM OPERATIONS	(24,499)	(947)	(79,434)	(1,172)	(119,596)

LOSS BEFORE INCOME TAXES	(24,499)	(947)	(79,434)	(1,172)	(119,596)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(24,499)	$(947)	$(79,434)	$(1,172)	$(119,596)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING - BASIC AND DILUTED	6,980,000	5,750,000	6,589,891	5,698,661

The accompanying notes are an integral part of these consolidated financial statements.

BLVD Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(unauditetd)

		From Inception	From Inception
	For the Nine	on June 11, 2012	on June 11, 2012
	Months Ended	Through	Through
	September 30,	September 30,	September 30,
	2013	2012	2013
OPERATING ACTIVITIES

Net loss	$(79,434)	$(1,172)	$(119,596)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,276	1,317	5,684
Services contributed by officer	48,750	-	83,950
Changes in operating assets and liabilities:
Accounts receivable	-	(5,500)	-
Other assets	(7,000)	-	(7,000)
Accounts payable	(675)	224	-

Net Cash Used in Operating Activities	(35,083)	(5,131)	(36,962)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock for cash	36,900	5,000	41,900
Proceeds from note payable - related party	-	3,000	3,000
Payments on note payable - related party	-	-	(3,000)

Net Cash Provided by Financing Activities	36,900	8,000	41,900

NET INCREASE (DECREASE) IN CASH	1,817	2,869	4,938

CASH AT BEGINNING OF PERIOD	3,121	-	-

CASH AT END OF PERIOD	$4,938	$2,869	$4,938

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscriptions receivable	$-	$-	$-
Shares issued to founder in exchange for property	$-	$15,864	$15,864

The accompanying notes are an integral part of these financial statements.

BLVD HOLDINGS
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013 (Unaudited)

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

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $41,000 since inception and has an accumulated deficit of $119,596 at September 30, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.
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

The accompanying financial statements have been prepared by BLVD Holdings, Inc (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 is not necessarily indicative of the operating results for the full year.

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

In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of its property and equipment for the period ended September 30, 2013.

Long-lived Assets

The Company follows the provisions of ASC 360 for its long-lived assets. The Company’s long-lived assets, which include rights/ownership of undeveloped film scripts, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or  group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

Revenue Recognition

During the period ended September 30, 2013, the Company generated revenues from the sale of movie scripts. Revenues are recognized when the following conditions are met:

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the nine months ended September 30, 2013 the Company issued 1,230,000 shares to multiple investors for cash of $36,900.

During the nine months ended September 30, 2013, an officer of the Company contributed various services including basic management, marketing, operating, administrative and accounting services. These services have been valued at $65,000 per year and have been recorded as capital contributions of $48,750 during the period ($35,200 during 2012).

NOTE 3 – OTHER ASSETS

During the nine months ended September 30, 2013 the Company purchased rights/ownership of two (2) undeveloped film scripts. The Company intends to further develop the scripts and then market them for sale in the near future. The Company has determined that the assets have an indefinite useful life and are not subject to amortization. Management evaluates the recoverability of the Company’s long-lived assets, which include these two scripts, are reviewed for impairment whenever events or changes in circumstances indicate a potential impairment exists. The Company has assessed the assets for impairment and has determined that no impairment is necessary.

NOTE 4 – SUBSEQUENT EVENTS

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

Current Overview

BLVD is a developmental stage corporation that is focused on producing and developing television and film scripts for sale to television and movie studios and other entities. BLVD is currently developing several film scripts in-house. To date, the Company has fully completed nine scripts, of which six have been sold and generated a total of $41,000 in sales and one is currently under review.

We need additional capital to fully undertake our business plan. Currently, we rely on the sale of film scripts to meet the current cost and expenditures of operating the business. We believe that we will need a minimum of $7,000 in capital, including the capital raised in this Offering, in order to maintain our current and planned operations through the next 12 months. We intend to raise the capital through the sale of shares of our common stock and/or through the sale of film scripts. No assurance can be given that BLVD will be able to obtain the necessary capital.

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

BLVD has fully completed nine film scripts and has several projects in development. The Company has realized its first sales. The scripts are sold on a prearranged flat-fee basis. To date, the Company has sold six of its film scripts and generated a total of $41,000 in sales ($20,500 for the period ending Dec. 31, 2012 and $20,500 for the period ending September 30, 2013)

It is anticipated that as the Company grows, its management team will be expended from its current two (2) members to consist of additional members who have expertise in the television and film industries.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are outlined in NOTE 1 in the Notes to the Financial Statements

Results of Operations for the Three Months Ended September 30, 2013

We had $5,000 revenues in the three months ended September 30, 2013 and $15,500 in the three months ended September 30, 2012. Our revenue is solely a result of the sale of film scripts. We anticipate a continued trend of film script sales revenue as we continue to develop film scripts. Our operating expenses for the three months ended September 30, 2013 were $29,499 which consisted of professional fees of $9,790 and general and administrative expenses of $19,709. For the same period in 2012, our operating expenses were $16,447 with $13,990 of professional fees and $2,457 in general and administrative expenses. Our operating expenses are primarily due to expenses related to preparing our quarterly and annual reports filed with the Securities and Exchange Commission and services contributed by the Chief Executive Officer of the Company. The professional fees were greater for the period in 2012 because we were working on our Form S-1 registration statement. Our net loss was $24,499 for the three months ended September 30, 2013 and $947 for the three months ended September 30, 2012. The net loss increased in 2013 because of the substantial increase in general and administrative fees from the increase in services contributed by the Chief Executive Officer.

Results of Operations for the Nine Months Ended September 30, 2013

We had $20,500 revenues in the nine months ended September 30, 2013 and $15,500 for the period ending September 30, 2012. It was less in 2012, as the Company had recently formed. Our operating expenses were $99,934 in 2013 and $16,672 for the period ending September 30, 2012 for the same reason.  Our net loss was $79,434 in 2013 and $1,172 for the period ending September 30, 2012. Our revenue is a result of the sale of film scripts. We anticipate a continued trend of film script sales revenue as we continue to develop film scripts. Our operating expenses consisted of professional fees of $29,871 and general and administrative expenses of $70,063 for the nine months ended September 30, 2013 and $13,990 and $2,682 for the period ended September 30, 2012, also because of our short time since inception. Our operating expenses are primarily due to expenses related to preparing our quarterly and annual reports filed with the Securities and Exchange Commission and services contributed by an officer of the Company.

Liquidity and Capital Resources

The Company's cash position was $4,938 at September 30, 2013. As of September 30, 2013, the Company had current assets of $4,938 and current liabilities of $0 compared to $3,121 and $675 respectively as of December 31, 2012.  This resulted in a working capital of $4,938 at September 30, 2013 and $2,446 at December 31, 2012.

 Net cash used in operating activities amounted to $35,083 for the nine month period ended September 30, 2013. This is primarily due to a net loss of $79,434, depreciation of $3,276, services contributed by officer of $48,750 and an increase in accounts payable of $675.

Net cash used in investing activities amounted to $0 for the nine months ended September 30, 2013.

Net cash provided by financing activities amounted to $36,900 for the nine months ended September 30, 2013.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2013 these disclosure controls and procedures were not effective in ensuring that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of common stock issued during the nine months ended September 30, 2013 without registration.

Item 3.     Defaults Upon Senior Securities

                There have been no defaults upon senior securities.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation1
3.2*	By-Laws
10.1	Script Purchase Agreement by and between
BLVD Holdings, Inc. and Scott Sanders, dated September 20, 2013
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

Dated: November 5, 2013	BLVD HOLDINGS, INC.

	By:	\s\ M. Ann Courtney
M. Ann Courtney, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ M. Ann Courtney	Dated: November 5, 2013
M. Ann Courtney, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Henry Cohen	Dated: November 5, 2013
Henry Cohen, Secretary, Treasurer,

