Form 10-K
period 2013-12-31
BLVD HOLDINGS INC
filed 2014-03-28
CIK 1554594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-35802

BLVD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	7819	45-5512933
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

BLVD Holdings, Inc.

3565 King Rd.

King City, Ontario, Canada L7B 1M3

 (Address and telephone number of principal executive offices)

Registrant’s telephone number: (905) 833-9845

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $25,000.

As of December 31, 2013, there were 6,980,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CERTIFICATIONS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (this “Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

On June 11, 2012, BLVD Holdings, Inc. (referred to herein as “BLVD” or the “Company”) was incorporated under the laws of the State of Nevada. Our principal executive offices as of the date of filing of this Report are located at 3565 King Rd, King City, Ontario, Canada L7B 1M3, our telephone number as of the date of filing of this Report is (905) 833-9845.

Since the Company’s incorporation, BLVD has operated as a boutique script development company with the principal business objective of creating television and film scripts. BLVD’s overall plan of operations through the period covered by this Report was to develop and produce independent film/television scripts, screenplays and related content for sale, with a goal toward catering to independent producers, small film studios and other entities. The Company did not have any agreements with any film studios or independent producers. The Company has generated revenues of $42,000 since inception and has an accumulated deficit of $139,293 at December 31, 2013.  To date, the Company has sold no film scripts. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern in the television and script development business. Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.  The Company is also assessing alternative business opportunities.

SUBSEQUENT EVENT CHANGE OF CONTROL AND GROWTH STRATEGY OF THE COMPANY

Subsequent to the period covered by this Report, on January 30, 2014, John G. Simmonds and the Company’s former President and CEO, M. Ann Courtney entered into an Amended Stock Purchase Agreement, whereby Ms. Courtney agreed to sell her 5,750,000 shares of common stock in the Company, representing 82.4% of the issued and outstanding shares of the Company to John G. Simmonds.

As of March 27, 2014, Mr. Simmonds owns a total of 6,977,500 shares of common stock of the Company.

Going forward, the Company’s intends to re-evaluate and reassess its television and film script development business operations.  BLVD will continue to explore film and script development opportunities which could result in revenue generating sources including sales of film and television scripts, screenplays and related content.  If the Company does not see reasonable growth opportunities in the television and film script development business going forward, the Company will consider terminating its business operations in the television and film script development business and pursuing other business opportunities.

In addition to our review of existing business operations, the Company has determined, subsequent to the period covered by this Report, to pursue value-enhancing acquisitions in the packaged food industry, utilizing a disciplined approach to identify and evaluate attractive acquisition candidates. The Company specifically intends to focus on opportunities in the Ontario, Canada based packaged food industry to leverage efficiencies through consolidated warehousing, transportation, and marketing by acquiring and consolidating a number of private companies currently in operation.  The Company plans to seek out management and professionals with integration expertise to make value-accretive acquisitions.  The Company is currently in advanced negotiations with a number of well-established Ontario food companies in manufacturing, food packaging, and distribution that have indicated serious interest in merger or partnership.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks are set forth below. You should not invest in the Company unless you can afford to lose your entire investment. Readers are encouraged to review these risks carefully before making any investment decision.  The Risk Factors set forth below speak as of the end of the period covered by this Report.  The Company intends to update the Risk Factors in subsequent periodic reports with respect to subsequent events pertaining to the Company, its business and its operations.

RISKS ASSOCIATED WITH OUR BUSINESS

Risks Relating to BLVD Holdings, Inc.

Our Officer and Director has No Experience in the Management of a Television and Film Script Development Business and in the Independent Television and Film Industries which will Make it Difficult for our Officer and Director to Grow the Company’s Business

Our President has no specific experience in establishing and growing a script development company or within the independent television and film industry. This lack of experience may make it more difficult to establish the contacts and relationships necessary to successfully produce and sell scripts and other related content. As a result, the Company will be relying heavily on the experience and business acumen of the President and our future officers and directors to establish an effective ongoing business strategy for our future operations. The Company currently does not carry insurance to compensate for the loss of services provided by the President.

Concentration of Ownership in One Individual will Allow Such Shareholder to Control BLVD’s Business and Management

John Simmonds, President, holds a more than ninety-nine percent (99%) interest of BLVD. As a result, this shareholder will be able to exercise control over virtually all matters requiring shareholder approval, including the election of directors and approval of significant corporation transactions. Thus, the individual who makes up the present management will be able to maintain his position as Director and President and effectively operate BLVD’s business, regardless of other investors’ preferences.  In addition, Mr. Simmonds may take actions which the Company’s remaining shareholders do not believe to be in their best interests.

Our Independent Auditors have included a Going Concern Opinion and Related Discussion in the Notes to our Financial Statements which may be Indicative of our Uncertain Financial Future

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision due to the Company’s status as a development stage company, its lack of significant operations and an accumulated deficit.

Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. We may continue to incur losses as we spend additional capital to develop and market our products and services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. If the Company is unable to develop and sell scripts and related content, BLVD may have to cease to exist, which would be detrimental to the value of the Company’s common stock. Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

The Company’s Business Model May Change or Evolve

An investment in BLVD must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations and develop and produce high quality script content that can be marketed and sold. There can be no assurance that BLVD will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company’s business, financial condition, result of operations and prospects within independent television and film industry.

Additional Funding may not be Available on Acceptable Terms or at All

We believe that we will need additional capital in order to maintain our current and planned operations through the next 12 months. BLVD may need additional funding in the future due to a number of factors, including a shortfall in revenue or increased expenses, the need to finance expansion or to remain competitive. Additional funding may not be available on commercially reasonable terms or at all. If BLVD is unable to obtain sufficient funding, our business would be harmed. Even if BLVD is able to find outside funding sources, BLVD might be required to issue securities in a transaction that could be highly dilutive to our investors or BLVD may be required to issue securities with greater rights than the securities currently outstanding. BLVD might also be required to take other actions that could lessen the value of the common stock, including borrowing money on terms that are not favorable. This would have a material adverse effect on the Company.

BLVD is in an Early Stage of Development and Therefore is Unable to Predict When Material Revenues will be Realized, if Ever

BLVD is a development stage company. The Company has limited assets and has had limited material operations since inception. The Company can provide no assurance that its current and proposed business will produce any material revenues or that it will ever operate on a profitable basis. The lack of material revenue would force the Company to cease operations.

BLVD May Experience the Losses Associated with a Start-Up Company

BLVD has limited operating history. The Company will also experience expenses related to the initial start-up of the business, including marketing, selling, and general and administrative expenses. The Company expects that its initial and ongoing business expenses will result in losses for the foreseeable future. If the losses continue for a material length of time, the Company would be forced to cease operations.

The Television and Film Script Development Business can be Speculative and there is a Consequent Risk of Loss of your Investment

The success of BLVD’s plan of operation will depend to a great extent on its operations, financial condition and management. The television and film industry can be very speculative with changing trends and other factors determining the success or failure of various types of television programs and films. The Company has no experience dealing with such changing trends.

BLVD May Face Intense Competition from Other Independent Script Developers

There are relatively low barriers to entry into the independent television and film industry, because a company must rely on the skill, knowledge and relationships of their personnel and their ability to develop content, secure financing, market and sell script products within the independent film community. BLVD has no patented protection or technology that would preclude or inhibit competitors from entering in the independent television and film market. Furthermore, BLVD started with limited capital. Companies with greater financial resources, more extensive development, marketing, and other capabilities and a larger number of qualified personnel than BLVD may compete directly with BLVD. Virtually any script development company that seeks to enter the industry could develop their product in the same or similar manner as BLVD and compete directly with BLVD. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm BLVD’s net revenue and results of operations and may adversely affect your investment in BLVD. Further, BLVD may face a significant competitive challenge from alliances entered between and among our competitors, as well as from larger competitors created through industry consolidation.

Possible Regulatory Changes Could Adversely Affect BLVD’s Revenues

The SEC and other regulators, from time to time, review the public company arena and our relationship to the securities markets and investors. As a result of such reviews, the SEC and such regulators may propose additional regulations that would affect BLVD. Such regulations could increase the cost of operating BLVD and subject it to new regulatory filing or registration requirements.

BLVD’s Success is Dependent upon our Ability to Engage Qualified Professionals

BLVD’s future business and operating results depend significantly on the Company’s ability to engage qualified individuals that BLVD will rely on for the professional development of such scripts and other related content.

Projections May be Inaccurate and Actual Results may be Materially Different

Projections are only estimates of future results and are based upon assumptions made at the time the projections are developed. There can be no assurance that the results set forth in the projections will be attained, and actual results may be significantly different from the projections. Materially different results could possibly cause BLVD to cease operations.

There may be Litigation Against BLVD which could have a Material Adverse Effect on the Company’s Operations

BLVD may be subject to a variety of litigation risks including intellectual property infringement. There are often disputes related to the rights or origination of ideas for film and television scripts. Therefore, the development and sale of any particular script may result in intellectual property claims by screenwriters or other individuals, as well as people who believe a script is based on facets of their lives. Such intellectual property claims are often difficult to defend and at high cost and time, regardless of the Company’s responsibility for such claims. This may cause the Company to offer settlements to claimants. Legal disputes, involving BLVD or the officers or directors of BLVD could have a significant adverse effect on BLVD. The Company does not have an insurance policy covering claims of this kind.

Indemnification Requirements may have a Material Adverse Effect on the Company’s Operations

BLVD may be required to indemnify, among others, the officer and director for liabilities incurred in connection with the affairs of BLVD. Such liabilities may be material. The indemnification obligations of BLVD would be payable from the assets of BLVD, thus causing a material adverse effect on the Company’s operations.

Confidential Information may be Disclosed to the Benefit of BLVD’s Competitors

To the extent that confidentiality provisions intended to protect proprietary and other information relating to BLVD is publicly disclosed, competitors of BLVD may benefit from such information, thereby adversely affecting BLVD and the economic interests of BLVD’s shareholders. Such information may be in the form of ideas in development, whereby a competitor can develop a script more quickly, thereby decreasing the market for a script related to a similar idea.

If BLVD Fails to Maintain Proper and Effective Internal Controls, BLVD’s Ability to Produce Accurate Financial Statements Could be Impaired, Which Could Adversely Affect BLVD’s Operating Results, Ability to Operate our Business and Investors’ Views of BLVD

BLVD must ensure that adequate internal financial and accounting controls and procedures are in place so that it can produce accurate financial statements on a timely basis. BLVD must spend considerable effort on establishing and maintaining internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. Implementing any appropriate changes to the internal controls may entail substantial costs to modify BLVD’s existing financial and accounting systems, take a significant period of time to complete, and distract BLVD’s officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of BLVD’s internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially impair BLVD’s ability to operate our business. In addition, investors’ perceptions that BLVD’s internal controls are inadequate or that it is unable to produce accurate financial statements may seriously affect the stock price.

Changes in Financial Accounting Standards or Practices may Cause Adverse, Unexpected Financial Reporting Fluctuations and Affect BLVD’s Reported Results of Operations

A change in accounting standards or practices can have a significant effect on BLVD’s operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect BLVD’s reported financial results or the way we conducts our business.

BLVD Will Incur Significant Costs as a Result of Operating as a Public Company, and our Management is Required to Devote Substantial Time to Compliance Initiatives

As a public company, BLVD will incur significant accounting and other expenses. These expenses include increased accounting, legal and other professional fees, insurance premiums and investor relations costs. BLVD’s management needs to devote a substantial amount of time to compliance issues. Moreover, BLVD’s legal and financial compliance costs are material.

The Costs and Expenses of SEC Reporting and Compliance may Impair Our Operations

After the effectiveness of this Report, we will be subject to the reporting requirements of the Exchange Act. The costs of complying with such requirements may be substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may impair out ability to continue our operations.

Because we are not Subject to Compliance with Rules requiring the Adoption of Certain Corporate Governance Measures, our Stockholders have Limited Protection against Interested Director Transactions, Conflicts of Interest and Similar Matters

We do not currently have audit or compensation committees. As a result, our director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.  We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

If BLVD is unable to Attract Customers for our Scripts our Revenue could be Materially Lower than Expected and our Operating Results may Suffer

BLVD will need to continually attract customers to increase BLVD’s revenue with respect to our script business. If prospective customers do not perceive our scripts to be of sufficiently high value and quality, we may not be able to attract customers and may be forced to cease operations.

The Impact of Governmental Regulation could adversely affect BLVD’s Business

Our business may be subjected to applicable laws and regulations, including laws and regulations on taxation and employment matters. Compliance with such laws and regulations will increase our cost of operations and would decrease our net profit.

The Cost of Compliance with Changes in Governmental Regulations has a Potential to Reduce the Profitability of BLVD’s Businesses

Because the requirements imposed by these laws and regulations frequently change, BLVD cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect its business and its net profits.

BLVD may be Unable to Obtain Qualified Staff in a Timely and Cost Efficient Manner

BLVD’s management may rely on personnel to assist them in making critical decisions and must be able to provide specific services in a timely manner. BLVD may not be able to obtain qualified staff in a timely and cost efficient manner. In the event this occurs, there could be an adverse effect on the ability of BLVD to meet our customer’s demand.

BLVD’s Operations may be Curtailed or Delayed for Reasons Outside of the Control of the Company

BLVD’s operations may be curtailed or delayed or otherwise fluctuate in the future as a result of a variety factors. Some of these factors may include economic conditions; the amount and timing of the receipt of new business projects; the success of the Company’s marketing strategy; capital expenditures and other costs relating to the expansion of operations; the ability of the Company to develop contacts and establish a network and customer base within the television and film industry; the cost of advertising and related media and compliance with governmental requirements. Due to all the foregoing factors, BLVD’s operation results in any given quarter may fall below expectations. In such an event, any future trading price of the Company’s common stock would likely be materially and adversely affected.

Certain Nevada Corporation Law Provisions could prevent a Potential Takeover, which could adversely affect the Market Price of Our Common Stock.

We are incorporated in the State of Nevada.  As a result, the provisions of Nevada corporate law could adversely affect the market price of our common stock.  Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.  As a result, these provisions of Nevada corporate law could adversely affect the market price of our common stocks.

Risks of Purchasing Shares

Possible Loss of Entire Investment in the Company

This offering is intended for investors who can accept the applicable risks. Prospective investors should not subscribe unless they can readily bear the consequences of the loss of their entire investment. Being that the Company’s management has limited experience in this industry, such loss of investment may be more likely to occur.

Exchange Fluctuations may Decrease the Value of your Investment

Shares will be priced in US dollars, and persons investing by converting foreign currency will bear the risk of such conversion. The Company understands that foreign investors may be attracted to investments in the film industry, therefore be more likely to invest in securities, such as the Company’s common stock. The value of such investments may be affected favorably or unfavorably by fluctuations in exchange currencies. In addition, prospective investors whose assets and liabilities are primarily denominated in currencies other than US Dollars should take into account the potential risk of loss arising from fluctuations in the rate of exchange between the currency of the investment and such other currency.Additional Dilution as Additional Shares are Issued May Decrease the Market Price of our Common Stock

Additional offerings will likely have to be made in the future to raise capital to meet operating cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the number of shares of common stock outstanding from time to time. An increase in the number of our shares of common stock from these events or others may result in a decrease of the market price for our common stock and will dilute the ownership interest of current shareholders.

Future Debt Financing Required by the Company may Involve Restrictive Covenants that may Limit the Company’s Operating Flexibility

Future debt financing transactions, if available, may involve restrictive covenants, which may limit the Company’s operating flexibility with respect to certain business matters. If additional funds are raised through debt financing, the debt holders may require the Company to make certain agreements or covenants, which could limit or prohibit the Company from taking specific actions, such as establishing a limit on further debt, a limit on dividends, a limit on sale of assets, or specific collateral requirements. Furthermore, if the Company raises funds though debt financing, the Company would also become subject to interest and principal payment obligations. In either case, if the Company was unable to fulfill either of the covenants or the financial obligations, the Company may risk defaulting on the loan, whereby ownership of the Company’s assets could be transferred from the shareholders to the debt holders.

Shares Eligible for Future Sale under Rule 144 May Adversely Affect the Market Value for our Securities

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although our current stockholder has no current intention or ability to sell her shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse effect on the market price of our securities.

If Securities or Industry Analysts do not publish Research or Reports about BLVD’s Business or if they issue an Adverse or Misleading Opinion Regarding BLVD Stock, its Price and Trading Volume could Decline

The trading market for BLVD’s common stock will be influenced by the research and reports that industry or securities analysts publish about BLVD or its business, if any. Negative reports could have a negative impact on BLVD’s stock price.

Our Shares will be deemed to be "Penny Stocks" as defined in the Securities Exchange Act of 1934, as amended, and, as a Result, will be Subject to Various Eligibility and Disclosure Requirements on Broker-Dealers engaged in the Resale of these Shares

The shares offered in this prospectus will be "penny stocks" as that term is defined in the Securities Exchange Act of 1934, as amended, (the ‘Exchange Act”) to mean, among other definitions, equity securities with a price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or an accredited investor must make a special suitability determination regarding the purchaser and provide special disclosure documents to the purchaser. The imposition of these suitability standards and special disclosures could reduce an investor's ability to resell the shares at a time or price desired. See the section "Market for Common Equity and Related Stockholder Matters."

We do not foresee paying Cash Dividends in the Foreseeable Future and, as a Result, Investors' Sole Source of Gain, if any, will Depend on Capital Appreciation, if any

We have never paid cash dividends on our common stock and we do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

If we Fail to Remain Current on our Reporting Requirements, we could be Removed from Quotation by the OTCQB, which would Limit the Ability of Broker-Dealers to Sell our Securities and the Ability of Shareholders to Sell their Securities in the Secondary

Market

Companies quoted on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Changes in Tax Rules or Interpretations could Cause a Shareholder to become subject to Additional Taxes

Federal income tax legislation may be amended, or its interpretation changed, so as to alter fundamentally the tax consequences of holding or disposing of shares of common stock. The investor should consult his, her or its own tax counsel for tax matters via this investment opportunity.

Item 1B. Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2. Description of Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Mine Safety Disclosures

N/A.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Company Securities

Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 70,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2013, there were 6,980,000 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2013, there were no shares of Preferred Stock issued and outstanding.

Market Information

There is no public trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. Unless and until a trading market exists, a stockholder in all likelihood will not be able to resell his or her securities should he or she desire to do so. While we will endeavor to have our common stock listed for trading on the OTC Markets (OTCQB), there is no assurance that we will be able to do so. We have no current proposals, arrangements, or understandings with any person with regard to the development of a trading market in our common stock.If a market ever develops for our common stock the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to our operating performance, may affect the market price of our stock.

Holders of the Company's Securities

As of December 31, 2013, there were 32 holders of record of shares of the Company’s Common Stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

“Penny Stock” Regulations

Our common stock will be deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock even if our common stock becomes publicly traded. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation PlansRecent Sales of Unregistered Securities

There have been no sales of unregistered securities by the Company which have not been previously reported by the Company on its Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 6. Selected Financial Data

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, and state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Active” in this Annual Report collectively refers to the Company.

Plan of Operation

BLVD’s overall plan of operations is to develop and produce film/television scripts, screenplays and related content for sale to television and movie studios and other entities.

The Company’s plan of operation as of the period covered by this Report for the next 12 months was to continue with its current business operations in the independent film/television script development industry and to carry out a full review of whether the existing business operation is viable.  We have not yet realized any significant, consistent revenues to date.  The Company has generated total of $42,000 in revenue. The Company can provide no assurance that it will be able to generate any revenue from its film/television script operations. If BLVD does not successfully generate profits from future sales of scripts, there are no assurances that the Company will be able to raise additional capital for operations.

BLVD has not been able to generate profit since inception. As a start-up company we generated expenses due to our business development, and did not have enough revenue to offset these expenses. We have incurred losses from inception through December 31, 2013 of $139,293. The Company’s inception was June 11, 2012 and therefore the Company can provide financial comparisons to the period from inception on June 11, 2012 through December 31, 2012. The Company will not provide any forecasts of future earning or profitability. The future success of the Company cannot be ascertained with any certainty, and until the Company secures future sales of its scripts, no such forecast or future guidance will be formulated or provided.

The Company is also pursuing value-enhancing acquisitions in the packaged food industry, utilizing a disciplined approach to identify and evaluate attractive acquisition candidates. The Company specifically identifies opportunities in the Ontario, Canada based packaged food industry to leverage efficiencies through consolidated warehousing, transportation, and marketing by acquiring and consolidating a number of private companies currently in operation.  The Company plans to seek out management and professional with integration expertise to make value-accretive acquisitions. The Company is currently in advanced negotiations with a number of well-established Ontario food companies in manufacturing, food packaging, and distribution that have indicated serious interest in merger or partnership.

As of December 31, 2013, our cash balance was $84. We believe that we will need additional capital in order to maintain our current and planned operations through the next 12 months.

Liquidity and Capital Resources

As of December 31, 2013, we had limited cash of $84 and an accumulated deficit of $139,293. Our operating activities had a net loss of $100,170 for the fiscal year ended December 31, 2013, while our operations had a net loss of $40,162 in the fiscal year ended December 31, 2012. The increase in operating loss was primarily attributable to an increase in salaries and wages and professional fees.

We had revenue of $21,500 during the fiscal year ended December 31, 2013 as compared to revenues of $20,500 for the period from inception on June 11, 2012 through December 31, 2012.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and development of a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic business plan, become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the Company will require substantial cash infusion for the next twelve months to fund its full operations. There is no guarantee that such cash infusion will be available.

At December 31, 2013 and 2012, the Company had accounts payable of $-0- and $675, respectively.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and the period from inception on June 11, 2012 through December 31, 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2013 (Audited)	From inception on June 11, 2012 through December 31, 201212/31/2012 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$21,500	$20,500	$1,000	4.88%
Total Operating Expenses	$121,670	$60,662	$61,008	100.57%
Net (Loss)	$(99,131)	$(40,162)	$(58,969)	146.83%
Loss Per Share of Common Stock	$(0.01)	$(0.00)	$0.00	-

Assets. On December 31, 2013 and 2012, we had cash on hand of $84 and $3,121, respectively.

Total Current Liabilities. Our Total Current Liabilities decreased to $-0- on December 31, 2013 from $675 on December 31, 2012. This decrease in Total Current Liabilities was due to a decrease in accounts payable.

Revenues. Our Revenues were $21,500 for the fiscal year ended December 31, 2013, and $20,500 for the period from inception on June 11, 2012 through December 31, 2012. This increase was due to the Company successfully getting products to market and generating sales.

Operating Expenses. Our Total Operating Expenses were $121,670 for the fiscal year ended December 31, 2013 compared to $60,662 for the period from inception on June 11, 2012 through December 31, 2012. This increase in total operating expenses was due to increased operations and business activity.

Net Loss. We recorded a Net Loss of $99,131 for the fiscal year ended December 31, 2013 as compared with a Net Loss of $40,162 for the period from inception on June 11, 2012 through December 31, 2012. The increase in Net Losses was due to increased general and administrative expenses related to contributed services by the Company’s former President and increased professional fees associated with preparing our public filings.

Total Stockholders’ Deficit. Total Stockholders’ Equity increased to $18,671 on December 31, 2013 from $15,902 on December 31, 2012. This increase in Total Stockholders’ Equity was due the sale of common stock and to expenses related to increased operations and business activity.

Since inception, we have incurred a cumulative net loss of $139,293.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

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

Revenue Recognition

During the period ended December 31, 2013, the Company generated revenues from the sale of movie scripts. Revenues are recognized when the following conditions are met:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This section is not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BLVD Holdings, Inc.

We have audited the accompanying balance sheets of BLVD Holdings, Inc. (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the cumulative period from June 11, 2012 (date of inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BLVD Holdings, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from June 11, 2012 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $41,723 for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 27, 2014

BLVD HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash	$84	$3,121

Total Current Assets	84	3,121

PROPERTY AND EQUIPMENT, Net	9,087	13,456
OTHER ASSETS	9,500	-

TOTAL ASSETS	$18,671	$16,577

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$675

Total Current Liabilities	-	675

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized at
par value of $0.001, no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at
par value of $0.001, 6,890,000 and
5,750,000 shares issued and outstanding	6,980	5,750
Additional paid-in capital	150,984	50,314
Deficit accumulated during the development stage	(139,293)	(40,162)

Total Stockholders' Equity	18,671	15,902

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$18,671	$16,577

The accompanying notes are an integral part of these financial statements.

BLVD HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the	on June 11, 2012	on June 11, 2012
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$21,500	$20,500	$42,000

OPERATING EXPENSES

Professional fees	33,870	17,168	51,038
General and administrative	87,800	43,494	131,294

Total Operating
Expenses	121,670	60,662	182,332

LOSS FROM OPERATIONS	(100,170)	(40,162)	(140,332)

OTHER INCOME

Other income	1,039	-	1,039

Total Other Income	1,039	-	1,039

LOSS BEFORE INCOME TAXES	(99,131)	(40,162)	(139,293)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(99,131)	$(40,162)	$(139,293)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,690,521	5,721,814

The accompanying notes are an integral part of these financial statements

BLVD HOLDINGS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 11, 2012	-	$-	$-	$-	$-

Common stock issued for cash and property and equipment	5,750,000	5,750	15,114	-	20,864

Contributed services	-	-	35,200	-	35,200

Loss for the period ended
December 31, 2012	-	-	-	(40,162)	(40,162)

Balance, December 31, 2012	5,750,000	$5,750	$50,314	$(40,162)	$15,902

Common stock issued for cash	1,230,000	1,230	35,670	-	36,900

Contributed services	-	-	65,000	-	65,000

Net income for the year ended
December 31, 2013	-	-	-	(99,131)	(99,131)

Balance, December 31, 2013	6,980,000	$6,980	$150,984	$(139,293)	$18,671

The accompanying notes are an integral part of these financial statements

BLVD HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the	on June 11, 2012	on June 11, 2012
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

OPERATING ACTIVITIES
Net loss	$(99,131)	$(40,162)	$(139,293)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	4,369	2,408	6,777
Services contributed by officer	65,000	35,200	100,200
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Other assets	(9,500)	-	(9,500)
Accounts payable	(675)	675	-
Net Cash Used in Operating Activities	(39,937)	(1,879)	(41,816)

INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock for cash	36,900	5,000	41,900
Proceeds from note payable - related party	-	3,000	3,000
Payments on note payable - related party	-	(3,000)	(3,000)
Net Cash Provided by Financing Activities	36,900	5,000	41,900

NET INCREASE (DECREASE) IN CASH	3,037)	3,121	84

CASH AT BEGINNING OF PERIOD	3,121	-	-

CASH AT END OF PERIOD	$84	$3,121	$84

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to founder in exchange for property	$-	$15,864	$15,864

The accompanying notes are an integral part of these financial statements.

BLVD HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

BLVD Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on June 11, 2012. The Company is focused on film and television script development for sale and distribution.  The Company is also focused on possible acquisitions of small to medium sized private companies based in Ontario, Canada, in the packaged food industry with the objective of consolidating operations and creating efficiencies in marketing, transportation, warehousing and distribution.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $42,000 since inception and has an accumulated deficit of $139.293 at December 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company had cash on hand of $84 and $3,121 as of December 31, 2013 and 2012.

Property and Equipment

Property and equipment are recorded at cost and are comprised of computer and equipment and furniture and software costs. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

The estimated useful lives for significant property and equipment categories are as follows:

Computers, computer equipment, and software	3 years
Furniture	7 years

BLVD HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

Management evaluates the recoverability of the Company’s property and equipment costs when events or circumstances indicate a potential impairment exists. The Company considers certain events and circumstances in determining whether the carrying value of identifiable property and equipment may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of its property and equipment for the period ended December 31, 2013.

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

Revenue Recognition

During the year end December 31, 2013 and 2012, the Company generated revenues from the sale of movie scripts.  Revenues are recognized when the following conditions are met:

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

BLVD HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were  dilutive. At December 31, 2013 and 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value. The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

During 2013 and 2012, an officer of the Company has contributed various services to the Company. These services include basic management, marketing, operating, administrative and accounting services. These services have been valued at $65,000 per year and have been recorded as capital contributions of $65,000 and $35,200 as of the year ending December 31, 2013 and 2012, respectively.

The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value, of which no shares are issued and outstanding.

BLVD HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3 – PROPERTY AND EQUIPMENT

On July 12, 2012, property and equipment totaling $15,864 was acquired by the Company from the Company founder in exchange for issuing common stock.

The following is a summary of property and equipment at December 31, 2013 and 2012:

Depreciation expense for the years ended December 31, 2013 and 2012 was $4,369 and $2,408.

NOTE 4 – OTHER ASSETS

During the year ended December 31, 2013 the Company purchased rights/ownership of three (3) undeveloped film scripts and has recorded them as Other Assets of $9,500 in accordance with ASC 926 Entertainment-Films.  The Company intends to further develop the scripts and then market them for sale in the near future. The Company has determined that the assets have an indefinite useful life and are not subject to amortization. Management evaluates the recoverability of the Company’s long-lived assets, which include these two scripts, are reviewed for impairment whenever events or changes in circumstances indicate a potential impairment exists. The Company has assessed the assets for impairment and has determined that no impairment is necessary.

NOTE 5 – RELATED-PARTY TRANSACTIONS

During the period ended December 31, 2012, the Company entered into a promissory note agreement with an officer of the Company for $3,000 for operating expenses. The note bears no interest, is unsecured and is due and payable upon demand. The note was repaid in full during 2012, resulting in a balance of $0 at December 31, 2013 and 2012.

See also Note 2 for related party equity transactions.

BLVD HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 6 – INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended December 31,
	2013	2012
Income tax expense (benefit) at statutory rate	$(33,705)	$(1,687)
Change in Valuation allowance	33,705	1,687
Total provision for income taxes	$-	$-

Net Deferred tax assets consist of the following components as of:

	Years Ended December 31,
	2013	2012
NOL Carryover	$ 47,360	$ 1,687
Valuation allowance	(47,360)	(1,687)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $47,360 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards begin to expire in 2032.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with our accounting firm.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiencies:

•

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

•

Lack of expertise in accounting for convertible debt, equity, derivatives and various expenses

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Report.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position	Service Period

John G. Simmonds	63	President, Treasurer, Secretary and Director (Chairman of the Board)	February 14, 2014 - Present

Our directors hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Our officers are appointed by our directors and hold office until resignation or removal from office.

Identification of Significant Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company is providing time and services as necessary for the development of the Company. We do not anticipate hiring any employees in the future until we further develop our business plan.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Business Experience of Each Director and Executive Officer

John G. Simmonds.  Mr. Simmonds began his career with A.C. Simmonds & Sons Limited, a company founded by his grandfather in 1918. Mr. Simmonds has served as Chairman and Director of numerous public companies and has extensive experience in building teams and operating companies. In 1979, Mr. Simmonds started Midland Canada as a division of AC Simmonds and Sons, a family business, which he sold in 1987 to Glenayre (GLN:TSX) for $13 Million. In 1988, Mr. Simmonds took control of GLN, which he then sold to Trans Canada glass (TCG:TSX) in 1989 for $130 Million. Mr. Simmonds bought Cherry Downs, a golf course located in Pickering, Ontario, in 1989 and thereafter acquired four more golf courses. In 1993, he vended all 5 golf courses, known as ClubLink, to Sindor Resources and then acquired Midland International in Kansas City for $8.3 Million from Sears. Mr. Simmonds completed a RTO of Intek Diversified (IDCC:NASDAQ) in 1994. From 1995 to 1996, Mr. Simmonds vended in several wireless businesses including Midland International into IDCC and merged with Securicor Communications giving Securicor PLC control of IDCC. Thereafter, he acquired Kinghaven, a 300 acre farm, in partnership with Clublink to build a new golf course in King City, Ontario with an equestrian theme. In 2002, Mr. Simmonds acquired Tioga Park, a quarter horse race track along with 30 other pieces of property in up-state New York. Mr Simmonds partnered with Jeff Gural in 2003 to form American Racing Corporation, in order to build Tioga Downs. In 2003, he was appointed Chairman and CEO of Wireless Age Communications Inc. which completed an RTO into a company trading under new symbol WLSA:OTC NASDAQ. Mr. Simmonds’ company, American Racing Corp., acquired Vernon Downs and established a casino at the race track in 2004. Thereafter, he took over operational control of Minacs (MXW:TSX ) which was subsequently sold for over $200 Million. In 2005, he directed the merger of Wireless Age Communications Inc. with MM Wave, a private company, and resigned as Chairman and CEO. After MM Wave went bankrupt in 2007, Mr. Simmonds came back to take control of Wireless Age Communications Inc. Mr. Simmonds sold out of American Racing Corporation in 2008, sold Wireless Age Communications Inc. in 2009 and founded Vertility Group of Companies in 2010.

The Company has determined that Mr. Simmonds’ extensive experience in business has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Promoters and Control Persons

At the time of this filing, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.  During the period covered by this Report, there have been no considerable changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Code of Business Conduct and Code of Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behaviour of our officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 11. Executive Compensation

Compensation of Officers and Directors

From the incorporation of the Company on June 11, 2012 until February 14, 2014, M. Ann Courtney was the Company’s sole officer and director.  No officers or directors have received compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors.

As our business progresses and grows, we expect to hire and begin paying salaries to other officers and directors. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report.

Outstanding Equity Awards as of December 31, 2013There were no outstanding equity awards to officers or directors of the Company as of December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, there were no securities authorized under Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 27, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 3565 King Rd., King City, Ontario, Canada L7B 1M3:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percentage of Common Stock
DIRECTORS AND OFFICERS	John G. Simmonds (1)	6,977,500	99.9%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK	John G. Simmonds (1)	6,977,500	99.9%

(1)	3565 King Rd., King City, Ontario, Canada L7B 1M3
(2)

Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Information Statement, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. All shares are directly held. Percentage of ownership is based on 6,980,000 shares of common stock outstanding as of March 27, 2013.

Changes in ControlAs of the date of the filing of this Report, the Company is unaware of any arrangement which may result in a change of control in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions or any currently proposed transaction, in which the registrant was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Promoters and Certain Control Persons

The Company has not had a promoter at any time. The only control person is the sole officer and director, John G. Simmonds

Director Independence

Our Board currently consists of one member, John G. Simmonds.  Mr. Simmonds also serves as our Chief Executive Officer, President, Secretary and Treasurer. Mr. Simmonds is not “independent,” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules.

We do not separate the roles of Chief Executive Officer and Chairman of the Board because Mr. Simmonds is our sole director and the Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2013	$8,500
2012	$6,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0
2012	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2013	$0
2012	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0
2012	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2013 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following is a list of the Financial Statements required to be filed and included in Item 8 of Part II of this report:

(a)(2)  Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable, not required or because the required information is provided in the financial statements and notes thereto.

(a)(3)  Exhibits

Exhibit	Description

21	List of Subsidiaries.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 21 List of Subsidiaries.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLVD HOLDINGS, INC.

Dated: March 28, 2014	By:	/s/ John G. Simmonds
John G. Simmonds
President, CEO, Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2014	/s/ John G. Simmonds
John G. Simmonds
Director