Form 10-K/A
period 2013-12-31
BLVD HOLDINGS INC
filed 2014-04-01
CIK 1554594

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

BLVD Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 28, 2014 to correct the stock ownership disclosures of Mr. John G. Simmonds, President, Treasurer, Secretary and Director (Chairman of the Board) of the Company.  The stock ownership disclosures have been corrected to reflect that Mr. Simmonds owns 5,750,000 shares of Company common stock, representing 82.4% of the issued and outstanding shares of common stock of the Company.

No other changes have been made to this Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the  original  filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures  made in the original Form 10-K except to the extent corrected in accordance with the preceding paragraph.

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

As of March 27, 2014, Mr. Simmonds owns a total of 5,750,000 shares of common stock of the Company.

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

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percentage of Common Stock
DIRECTORS AND OFFICERS	John G. Simmonds (1)	5,750,000	82.4%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK	John G. Simmonds (1)	5,750,000	82.4%

(1)	3565 King Rd., King City, Ontario, Canada L7B 1M3
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

(a)(3)  Exhibits

Exhibit	Description

21	List of Subsidiaries. +

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document +*

101.SCH	XBRL Taxonomy Extension Schema +*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase +*

101.DEF	XBRL Taxonomy Extension Definition Linkbase +*

101.LAB	XBRL Taxonomy Extension Label Linkbase +*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase +*

 + Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities & Exchange Commission on March 28, 2014.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit 21 List of Subsidiaries.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLVD HOLDINGS, INC.

Dated: March 31, 2014	By:	/s/ John G. Simmonds
John G. Simmonds
President, CEO, Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2014	/s/ John G. Simmonds
John G. Simmonds
Director