Form 10-Q
period 2014-03-31
BLVD HOLDINGS INC
filed 2014-05-14
CIK 1554594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 001-35802

BLVD HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5512933
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3565 King Rd., Suite 102, King City, Ontario, Canada	L7B 1M3
(Address of Principal Executive Offices)	(Postal Code)

Registrant’s telephone number, including area code: (905) 833-9845

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2014, 15,680,000 common shares were issued and outstanding.

BLVD HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014, for the three months ended March 31, 2013 and from inception on June 11, 2012 through March 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the period from June 11, 2012 (date of inception) through March 31, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II - Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

BLVD HOLDINGS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheet

ITEM 1. FINANCIAL INFORMATION

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$84	$84
Total current assets	84	84

Property and equipment	7,995	9,087
Other assets	9,500	9,500

Total assets	$17,579	$18,671

LIABILITIES
Current liabilities
Accounts payable	$1,585	$—
Total current liabilities	1,585	—

SHAREHOLDERS’ DEFICIENCY

Preferred stock, 5,000,000 shares authorized at par value of $0.0001	—	—
Common stock
70,000,000 shares authorized at $0.001 par value; 6,980,000 shares issued and outstanding	6,980	6,980
Additional paid-in capital	167,234	150,984
Deficit accumulated during the development stage	(158,220)	(139,293)
Total shareholders’ equity	15,994	18,671

Total liabilities and shareholders’ equity	$17,579	$18,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLVD HOLDINGS, INC.
(A Development Stage Company)

Condensed Consolidated Statement of Operations

			From Inception
	For the Three	For the Three	on June 11, 2012
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

REVENUES	$—	$5,500	$42,000

OPERATING EXPENSES

Professional fees	1,585	11,734	52,623
General and administrative	17,342	17,862	148,636

Total Operating Expenses	18,927	29,596	201,259

LOSS FROM OPERATIONS	(18,927)	(24,096)	(159,259)

OTHER INCOME

Other income	—	—	1,039

Total Other Income	—	—	1,039

LOSS BEFORE INCOME TAXES	(18,927)	(24,096)	(158,220)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(18,927)	$(24,096)	$(158,220)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-0.00	$-0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,980,000	5,817,333

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BLVD HOLDINGS, INC.
(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

			From Inception
	For the Three	For the Three	on June 11, 2012
	Months Ended	Months Ended	Through
	March 31,	March 31,	December 31,
	2014	2013	2013

OPERATING ACTIVITIES
Net loss	$(18,927)	$(24,096)	$(158,220)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,092	1,092	7,869
Services contributed by officers and directors	16,250	16,250	116,450
Changes in operating assets and liabilities:
Other assets	—	—	(9,500)
Accounts payable	1,585	(675)	1,585

Net Cash Used in Operating Activities	—	(7,429)	(41,816)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	—	—	—

FINANCING ACTIVITIES

Proceeds from common stock for cash	—	21,600	41,900
Proceeds from note payable - related party	—	—	—

Net Cash Provided by Financing Activities	—	21,600	41,900

NET INCREASE (DECREASE) IN CASH	—	14,171	84

CASH AT BEGINNING OF PERIOD	84	3,121	—

CASH AT END OF PERIOD	$84	$17,292	$84

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to founder in exchange for property	$—	$—	$15,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLVD Holdings, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

BLVD Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on June 11, 2012. The Company’s original focus was on producing and developing scripts, screenplays and related content for the television and film production industries.

The Company’s overall plan of operations going forward is to expand its activities in the entertainment field and to acquire value-enhancing businesses in other areas utilizing a disciplined approach to identify and evaluate attractive acquisition candidates. Subsequent to the period covered by this Report, the Company has engaged in acquisitions and entered into three new areas of business: (i) oil and gas; (ii) the sale of mold remediation products; and (iii) the sale of packaged food.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the period ended March 31, 2014 is not necessarily indicative of the operating results for the full year.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $42,000 since inception and has an accumulated deficit of $158,220 at March 31, 2014.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Revenues for the sale of television and movie scripts are recognized when the following conditions are met:

1.	Persuasive evidence of a sale or license agreement exists with a customer;
2.	The script is complete and has been delivered or is immediately available to be delivered in accordance with the terms of the agreement;
3.	The license period for the arrangement has started and the customer can begin exploitation, exhibition or sale;
4.	The arrangement fee is fixed or determinable; and
5.	Collection of the arrangement fee is reasonably assured.

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

During the year ended December 31, 2013 the Company issued 1,230,000 shares to multiple investors for cash of $36,900.

During the three months ended March 31, 2014, an officer of the Company contributed various services including basic management, marketing, operating, administrative and accounting services. These services have been valued at $65,000 per year and have been recorded as capital contributions of $16,250 during the period.

NOTE 3 – SUBSEQUENT EVENTS

Acquisition of Goudas Foods Products & Investments Limited

On April 3, 2014, the Company acquired Goudas Foods Products & Investments Limited (“Goudas Foods”), a corporation incorporated under the laws of the Province of Ontario. In connection with this acquisition, the Company has issued to the former shareholders of Goudas Foods (i) 400,000 common shares of the Company on March 20, 2014 as consideration on such date for the continuation of the grant of exclusivity to the Company in respect of the prospective closing of the acquisition; and (ii) 167,200 convertible preferred shares of the Company.

As a result of this acquisition, Goudas Foods has become a wholly-owned subsidiary of the Company.

Acquisition of Vertility Oil & Gas

On April 14, 2014, the Company acquired Vertility Oil & Gas Corporation (“Vertility Oil & Gas”), a corporation incorporated under the laws of the Province of Ontario. The Company purchased one hundred percent (100%) of the outstanding shares of the common stock of Vertility Oil & Gas in consideration for the Company issuing a total of seven million two hundred thousand (7,200,000) shares of the Company’s common stock to the beneficial shareholders of Vertility Oil & Gas. The Company has agreed to enter into employment agreements with Rabea Allos and Michael Grieco which shall contain customary terms, including car allowances, standard benefits and non-competition and non-solicitation provisions. Rabea Allos shall continue to serve as the President of Vertility Oil & Gas and Michael Grieco shall continue to serve as the Vice President of Vertility Oil & Gas.

Worldwide Rx100 License Agreement

On April 16, 2014, the Company entered into a master license agreement (the “License Agreement”) with Rx100 Inc. (“Rx100”), a corporation incorporated under the laws of the Province of Ontario, and Donald Meade, President of Rx100. The License Agreement provides that the Company will acquire an exclusive perpetual worldwide license to produce market and sell the mold remediation products and patented formulas owned by Rx100 in consideration for the Company issuing 1,100,000 shares of the Company’s common stock to Donald Meade.  Such shares shall be held in escrow for six months as security for the covenants made by Rx 100 Inc. and Donald Meade pursuant to the License Agreement.

The License Agreement further provides that the Company shall enter into an employment agreement with Donald Meade which shall contain customary terms, including car allowances, standard benefits and non-competition and non-solicitation provisions.  Mr. Meade’s starting salary thereunder shall be CAD $120,000.  In addition, the License Agreement provides that Mr. Meade will be entitled to a perpetual seven percent (7%) gross royalty on all Rx100 product sales going forward.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and under “Risk Factors” in our Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 9, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report for the year ended December 31, 2013 and under “Risk Factors” in our Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 9, 2014 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

Except as otherwise stated or required by the context, references in this document to the “Company”, we”, and “our”, refer to BLVD Holdings, Inc.

Plan of Operation

The Company was incorporated in the State of Nevada on June 11, 2012. The Company’s original focus was on producing and developing scripts, screenplays and related content for the television and film production industries. During the period covered by this Report, the Company continued its business operations in the independent film/television script development industry. From the inception of the Company through March 31, 2014, the Company has generated total of $42,000 in revenue. The Company’s expenses since its inception have been greater than its revenue.

The Company’s overall plan of operations going forward is to expand its activities in the entertainment field and to acquire value-enhancing businesses in other areas utilizing a disciplined approach to identify and evaluate attractive acquisition candidates.

In the entertainment field, the Company intends to develop a complete Entertainment and Media division involved in film and television, theatre, music, talent representation and management and casting and production. The Company is currently exploring the potential to produce a television series and an action adventure film. The Company is currently assessing the potential to enter into contracts with musical talent. The Company is also researching potential arrangements to acquire theaters in North America and to arrange talent to perform. The Company is currently working with a technology company to design particularly innovative entertainment experiences for such theaters.

In addition to the entertainment industry, the Company’s focus will include pursuing opportunities in the Ontario, Canada based food industry to leverage efficiencies through consolidated warehousing, transportation, and marketing by acquiring and consolidating a number of private companies currently in operation. The Company plans to seek out management and professionals with integration expertise to acquire value-accretive businesses in this industry. The Company is currently in advanced negotiations with a number of well-established companies in manufacturing, food packaging, and distribution that have indicated serious interest in merger or partnership.

Subsequent to the period covered by this Report, the Company has engaged in acquisitions and entered into three new areas of business: (i) oil and gas; (ii) the sale of mold remediation products; and (iii) the sale of packaged food.

On January 30, 2014, John G. Simmonds and M. Ann Courtney entered into an Amended Stock Purchase Agreement, whereby Ms. Courtney agreed to sell her 5,750,000 shares of common stock in the Company, which represented 82.4% of the Company’s issued and outstanding shares as of such date, to Mr. Simmonds. Effective as of February 14, 2014, Mr. Simmonds became the Company’s Chief Executive Officer and a member of the Board of Directors. Ms. Courtney resigned as the Company’s Chief Executive Officer and as a member of the Board on February 14, 2014.

Results of Operations for the Three Months Ended March 31, 2014

We had $0 revenues in the three months ended March 31, 2014. This represented a decline from the three months ended March 31, 2013, during which time our revenues were $5,500. From the Company’s inception on June 11, 2012, through March 31, 2014, the Company’s revenues have been $42,000.

Our operating expenses for the three months ended March 31, 2014 were $18,927, consisting of general and administrative expenses of $17,342 and professional fees of $1,585.  Our operating expenses for the three months ended March 31, 2013 were $29,596, consisting of general and administrative expenses of $17,862 and professional fees of $11,734. Our operating expenses for the period from the Company’s inception on June 11, 2012 through March 31, 2014 were $201,259, consisting of general and administrative expenses of $148,636 and professional fees of $52,623.

Our loss from operations and our net loss were both $18,927 during the three month period ended March 31, 2014. This is a slight decline from the period ended March 31, 2013, in which our loss from operation and our net loss were both $24,096. The decline is attributable to a decline in professional fees between the two periods. Our loss from operations for the period from inception on June 11, 2012 through March 31, 2014 was $159,259. Our net loss since inception was $158,220, as the Company had $1,039 in other income during such period.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $84 and total current assets of $84. Such amounts were unchanged from December 31, 2013. The Company’s total assets as of March 31, 2014 were $17,579, which consisted of property and equipment of $7,995 and other assets of $9,500. This was a decline from December 31, 2013, at which time the Company’s total assets were $18,671, which consisted of property and equipment of $9,087 and other assets of $9,500.

The Company’s total current liabilities as of March 31, 2014 were $1,585, which was an increase from the Company’s total current liabilities on December 31, 2013 of $0.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company will need to seek additional financing in the immediate future. Financing options may be available to the Company either via borrowing, a private placement or through the public sale of stock.  There is no assurance, however, that the Company will be able to raise adequate funds.  The Company anticipates that its need for additional financing will persist over at least the next twelve months.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and the development of a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic business plan, become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our operating results through the end of the period covered by this Report have not been affected by seasonality.

Inflation

Our business and operating results through the end of the period covered by this Report have not been affected in any material way by inflation.

Critical Accounting Policies

During the period covered by this Report, the Company began evaluating new opportunities in new areas of business. As a result, the Company anticipates that its accounting policies in the future may be changed to reflect such new opportunities. The following discussion of critical accounting policies reflects those policies the Company has followed regarding its operations prior to the recent changes in the Company’s business model.

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

Revenue Recognition

Revenues for the sale of television and movie scripts are recognized when the following conditions are met:

1.	Persuasive evidence of a sale or license agreement exists with a customer;
2.	The script is complete and has been delivered or is immediately available to be delivered in accordance with the terms of the agreement;
3.	The license period for the arrangement has started and the customer can begin exploitation, exhibition or sale;
4.	The arrangement fee is fixed or determinable; and
5.	Collection of the arrangement fee is reasonably assured.

If any of the above conditions are not met, the Company will defer revenue until all conditions are met.

Subsequent Events

Acquisition of Goudas Foods Products & Investments Limited

On April 3, 2014, the Company acquired Goudas Foods Products & Investments Limited (“Goudas Foods”), a corporation incorporated under the laws of the Province of Ontario. In connection with this acquisition, the Company has issued to the former shareholders of Goudas Foods (i) 400,000 common shares of the Company on March 20, 2014 as consideration on such date for the continuation of the grant of exclusivity to the Company in respect of the prospective closing of the acquisition; and (ii) 167,200 convertible preferred shares of the Company.

On March 25, 2014, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing and creating the Series A Preferred Stock (the “Certificate of Designation”).  The Certificate of Designation authorizes 167,200 shares of Series A Preferred Stock which has a stated value of $10.00 per share and is convertible into Company Common Stock at a conversion value of $10.00 per share.  The Series A Preferred Stock has a 6% dividend paid annually in arrears on a non-cumulative basis.

Holders of the Series A Preferred Stock may convert to Common Stock at any time after the first anniversary of the date of issuance.  The Series A Preferred Stock is subject to redemption by the Company on the fifth anniversary of the date of issuance.  The holders of the Series A Preferred Stock are entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Corporation and shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which such shares of Series A Preferred Stock are convertible.

The Company also agreed to deposit $2,500,000 into Goudas Foods, which would be used, in part to pay back certain shareholder loans. The Company also agreed to enter into employment agreements with certain employees of Goudas Foods. As a result of this acquisition, Goudas Foods has become a wholly-owned subsidiary of the Company.

Goudas Foods imports and produces food products for sale in Canadian supermarkets and retailers and is one of central Canada’s leading retail brands of ethnic and international foods. Goudas Foods specializes in Products that appeal to a diverse and growing ethnic population in Ontario and western Quebec. Goudas Foods’ Products have been developed over the years to appeal to the needs and wants of Canadians originating from China, South East Asia, India, Africa, the Middle East, the Mediterranean and the Caribbean.

Acquisition of Vertility Oil & Gas

On April 14, 2014, the Company acquired Vertility Oil & Gas Corporation (“Vertility Oil & Gas”), a corporation incorporated under the laws of the Province of Ontario. The Company purchased one hundred percent (100%) of the outstanding shares of the common stock of Vertility Oil & Gas in consideration for the Company issuing a total of seven million two hundred thousand (7,200,000) shares of the Company’s common stock to the beneficial shareholders of Vertility Oil & Gas. The Company has agreed to enter into employment agreements with Rabea Allos and Michael Grieco which shall contain customary terms including car allowances, standard benefits and non-competition and non-solicitation provisions. Rabea Allos shall continue to serve as the President of Vertility Oil & Gas and Michael Grieco shall continue to serve as the Vice President of Vertility Oil & Gas.

Worldwide Rx100 License Agreement

On April 16, 2014, the Company entered into a master license agreement (the “License Agreement”) with Rx100 Inc. (“Rx100”), a corporation incorporated under the laws of the Province of Ontario, and Donald Meade, President of Rx100. The License Agreement provides that the Company will acquire an exclusive perpetual worldwide license to produce, market and sell the mold remediation products and patented formulas owned by Rx100 in consideration for the Company issuing one million one hundred thousand (1,100,000) shares of the Company’s common stock to Donald Meade.  Such shares shall be held in escrow for six (6) months as security for the covenants made by Rx 100 Inc. and Donald Meade pursuant to the License Agreement.

The License Agreement further provides that the Company shall enter into an employment agreement with Donald Meade which shall contain customary terms, including car allowances, standard benefits and non-competition and non-solicitation provisions. Mr. Meade’s starting salary thereunder shall be CAD $120,000. In addition, the License Agreement provides that Mr. Meade will be entitled to a perpetual seven percent (7%) gross royalty on all Rx100 product sales going forward.

Expansion of the Company’s Board

Effective as of April 9, 2014, Carrie J. Weiler, Ian Bradley, Ken Adelberg, Chandra Panchal and Ted Daniel joined Mr. Simmonds as members of the Company’s Board of Directors. Ms. Weiler shall also serve as Corporate Secretary. Tyrone Ganpaul was appointed as Chief Financial Officer as of such date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Commission’s rules, and that such information was not accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.3	Certificate of Designations of Series A 6% 2014 Convertible Redeemable Preferred Stock of BLVD Holdings Inc., incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2014.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLVD HOLDINGS, INC.
(Registrant)

May 14, 2014	By:	/s/ John G. Simmonds
		Name:	John G. Simmonds
		Title:	Chief Executive Officer, Principal Executive Officer and Director

	By:	/s/ Tyrone Ganpaul
		Name:	Tyrone Ganpaul
		Title:	Chief Financial Officer,
Principal Financial Officer and Principal Accounting Officer

