Form 10-Q
period 2014-06-30
A.C. Simmonds & Sons
filed 2014-08-19
CIK 1554594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 001-35802

A.C. SIMMONDS AND SONS INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5512933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3565 King Rd.

King City, Ontario,

Canada L7B 1M3

 (Address of principal executive offices)

(905) 833-9845

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 15, 2014, was 15,680,000.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and under “Risk Factors” in our Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 9, 2014. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report for the year ended December 31, 2013 and under “Risk Factors” in our Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 9, 2014 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

Except as otherwise stated or required by the context, references in this document to the “Company”, we”, and “our”, refer to A.C. Simmonds and Sons Inc.

2

A.C. SIMMONDS AND SONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

A. C. SIMMONDS AND SONS INC. (Formerly known as BLVD Holdings, Inc.)
Unaudited Condensed Consolidated Pro Forma Balance Sheet
(Amounts expressed in US Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$84	$84
Accounts Receivable, net	9,302,815	—
Inventories	2,919,415	—
Prepaid expenses and other current assets	100,562	—
Total Current Assets	12,322,876	84

Property and equipment, net	1,644,237	9,087
Goodwill and intangible assets, net	6,456,582	—
Other non current assets		9,500
Licensing and proprietary technology agreements	456,500
Total non current assets	8,557,319	18,587

Total Assets	$20,880,195	$18,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash disbursed in excess of available balance	$26,830	$—
Bank Indebtedness	9,799,288	—
Accounts Payable	7,476,635	—
Current portion of capital leases payable	26,802	—
Total Current Liabilities	17,329,555	—

Non current liabilities
Equipment Financing loan	278,686	—
Loan from related parties	2,091,395	—
Loan from others	1,142,496	—
Long term leases	104,736	—
Total non current liabilities	3,617,313	—

Stockholders' deficit:
Preferred stock	—	—
5,000,000 shares authorised at par value of $0.001, 239,200 shares issued and outstanding	239	—
Common stock
70,000,000 shares authorised at par value of $0.001. 15,680,000 and 6,980,000 shares issued and outstanding.	15,680	6,980

Additional paid-in capital	649,951	150,984

Accumulated deficit	(719,568)	(139,293)
Other Comprehensive Income (loss)	(12,975)	—
Total Stockholders' Equity	(66,673)	18,671
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$20,880,195	$18,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

A. C. SIMMONDS AND SONS INC. (Formerly known as BLVD Holdings, Inc.)
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$7,525,408	$10,000	$7,525,408	$15,500
Cost of Sales	6,461,556	—	6,461,556	—
Gross Profit	1,063,852	10,000	1,063,852	15,500

Operating Expenses:
Depreciation	30,069	—	30,069	—
General and administrative	1,487,179	40,839	1,506,106	70,435
Total operating expenses	1,517,248	40,839	1,536,175	70,435

Loss from operations	(453,396)	(30,839)	(472,323)	(54,935)

Other expense
Interest expense	107,952	—	107,952	—

Loss before Income taxes	(561,348)	(30,839)	(580,275)	(54,935)
Provision for income taxes	—	—	—	—

Net Loss	$(561,348)	$(30,839)	$(580,275)	$(54,935)

Basic and diluted loss per common share	$(0.06)	$(0.00)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,126,373	6,964,176	8,403,824	6,395,580

Comprehensive loss:
Net loss	$(561,348)	$(30,839)	$(580,275)	$(54,935)

Foreign currency translation (loss)	(12,975)	—	(12,975)	—

Comprehensive loss	$(574,323)	$(30,839)	$(593,250)	$(54,935)

See Notes to Unaudited Condensed Consolidated Financial Statements.

A. C. SIMMONDS AND SONS INC. (Formerly known as BLVD Holdings, Inc.)
Unaudited Condensed Consolidated Statement of Cash Flows
(Amounts expressed in US Dollars)

	Six-month periods ended June 30
	2014	2013

OPERATING ACTIVITIES

Net Loss	$(580,275)	$(54,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,069	2,184
Services contributed by officer	16,250	32,500
Allowance for doubtful accounts	29,390

Changes in operating assets and liabiities
Accounts Receivable	(1,119,473)	—
Inventories, prepaids and other current assets	1,468,416
Accounts Payable	(1,346,956)	(675)
Deposits	9,500
Cash used in excess of available balance	(174,645)
Net cash used in operating activities	(1,667,724)	(20,926)

INVESTING ACTIVITIES
Purchase of property and equipment	(32,645)

Net cash used in investing activities	(32,645)

FINANCING ACTIVITIES
Proceeds from common stock for cash		36,900
Equipment financing	278,686
Loan from others	(152,824)
Loan from related parties	(243,082)
Loan from bank indebtness	1,801,898
Payment of capital leases	28,666
Net cash provided by financing activities	1,713,344	36,900

NET INCREASE (DECREASE) IN CASH	12,975	15,974
Comprehensive income (loss)	(12,975)

CASH AT BEGINNING OF PERIOD	84	3,121

CASH AT END OF PERIOD	$84	$19,095

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$107,952	$—
Income tax	$—	$—

Non-cash transactions
Common stock and preferred stock issued in connection to acquisition of Goudas Foods and Investments Ltd.	$31,196
Preferred stock issued in connection with the acquisition of Direct Reefer Systems	$3,960
Common stock issued in connection with the acquisition of Vertility Oil & Gas Corporation	$396,000
Common stock issued in connection with the acquisition of RX 100 remedy	$60,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

A. C. SIMMONDS AND SONS INC.
(Formerly known as BLVD Holdings, Inc.)

Unaudited Condensed Consolidated Statement of Shareholders' Deficit

For the period from January 1 to June 30, 2014

(Amounts expressed in US Dollars)

	Common Stock		Preferred Stock		Additional Paid- in-	Comprehensive	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Defict

Balance - December 31, 2013	6,980,000	$6,980			$150,984	—	$(139,293)	$18,671

Net loss for the period	—	—			—	(12,975)	(580,275)	(593,250)

Services contributed by officers					16,250			16,250
Common stock and preferred stock issued in connection to acquisition of Goudas Foods and Investments Ltd.	400,000	400	167,200	167	30,629			31,196
Preferred stock issued in connection with the acquisition of Direct Reefer Systems			72,000	72	3,888			3,960
Common stock issued in connection with the acquisition of Vertility Oil & Gas Corporation	7,200,000	7,200			388,800			396,000
Common stock issued in connection with the acquisition of RX 100 remedy	1,100,000	1,100			59,400			60,500

Balance - June 30, 2014	15,680,000	$15,680	239,200	$239	$649,951	$(12,975)	$(719,568)	$(66,673)

See Notes to Unaudited Condensed Consolidated Financial Statements.

A.C. SIMMONDS AND SONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

A.C. Simmonds and Sons Inc. (the “Company,” “we,” “our,” “us”), was incorporated in the State of Nevada on June 11, 2012 under the name of BLVD Holdings, Inc. The company changed its name to A.C. Simmonds and Sons Inc. effective as of August 15, 2014. The Company’s stock symbol changed to ACSX, effective August 18, 2014.

A.C. Simmonds and Sons Inc. is focussed on identifying business opportunities prime for consolidation, expansion and further development. The Company’s overall plan of operations going forward is to expand its activities in the entertainment field and to acquire value-enhancing businesses in other areas utilizing a disciplined approach to identify and evaluate attractive acquisition candidates.

The Company is acquiring and consolidating profitable businesses with solid business models and technologies, introducing capital and strong management, and improving the efficiency of each company by sharing services across the group. Targets include companies that are poised to move to the next stage with the right injection of capital and management expertise. The Company is well positioned in the fast growing environment of aging “baby boomer” business owners who are past the wealth accumulation phase of their lives and do not have a clear succession plan or exit strategy.

On April 9, 2014, the Company acquired Goudas Foods Products & Investments Limited (“Goudas Foods”). Goudas is a leading supplier of ethnic and international food products across Ontario and western Quebec since the 1970s. The business has 600+ branded products in numerous grocery categories selling to 2,000+ customers from large supermarket chains to small neighborhood stores. Annual sales are approximately $30 million.

As consideration for this purchase, the company issued to Goudas Foods:

400,000 shares of A.C. Simmonds and Sons Inc. common stock at $10.00 per share and 167,200 shares Series A Convertible Redeemable Preferred shares at $10.00 per share, in exchange for all of Goudas Foods’ outstanding shares owned by Goudas Foods’ shareholders and $1,672,000 of previously incurred debt owed to Goudas Foods’ shareholders.

On May 27, 2014 the Company acquired Direct Reefer Systems, a Brampton, Ontario based company that operates a refrigeration and temperature controlled fleet of eighteen 53 foot trailers and fifteen power units. The fleet currently operates in Ontario and Quebec with an overnight direct service to Montreal. The company’s 15,000 square foot cross-dock facility is manned by clerical staff, dispatchers and dock workers. DRS will provide services to the food division of A. C. Simmonds and Sons Inc.

A.C. Simmonds agreed to acquire 100% of the outstanding common stock of Direct Reefer in consideration for 72,000 shares of the Company’s Series A-2 6% 2014 Redeemable Convertible Preferred stock par value $.001 per share.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2014.

The Company currently has either a security interest or Letters of Intent or Memorandums of Understanding with a number of companies with whom we are in advanced stages of discussion with a view to ownership of these companies.

In order to ensure that they continue to remain viable while discussions are in process, the Company has extended financing of purchases and expenses for these companies who are charged with these payments through a non- trade receivable account. The Company has ownership of the receivables and inventories of these companies through security interests and has had bank accounts set up with signatories from the Company’s management team to manage all their receivables and payables.

On June 30, 2014 the amounts owed by these companies and included in accounts receivable were:

Breadko National Bakery	$933,404
Foodcrafters Inc.	651,629
Plasticap Inc.	1,519,840
Vertility Group	260,340
Total	$3,365,213

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $580,275 and $54,935 for the six month periods ended June 30, 2014 and 2013, respectively, accumulated deficit of $719,568 and total current liabilities in excess of current assets of $5,006,679 as of June 30, 2014.

The Company will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, other assets and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive for the three and six months ended June 30, 2014 and 2013, respectively. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three and six months ended June 30, 2014 were 10,126,373 and 8,629,172, respectively; and 6,964,176 and 6,395,580 shares for the three and six months ended June 30, 2013, respectively. Common stock equivalents excluded from the net income (loss) per share for the three and six month periods ended June 30, 2014 were 176,246 and nil shares, and for the three and six month periods ended June 30, 2013 were nil and nil shares, respectively.

Stock Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including restricted stock awards. We estimate the fair value of stock using the stock price on date of the approval of the award. The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount recognized in our consolidated statements of operations.

Stock-based compensation expense in connection with stock warrants issued to consultants in exchange for services rendered for the three and six months ended June 30, 2014 was $ 0.00 and $0.00, respectively; $0.00 and $ 0.00 for the three and six months ended June 30, 2013, respectively.

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has reset provisions to the exercise price if the Company issues equity or a right to receive equity, at a price less than the exercise prices. In addition, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of convertible notes after consideration of all existing instruments that could be settled in shares.

Recently Issued Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – ACQUISITIONS

GOUDAS FOODS

On April 9, 2014, the Company acquired Goudas Foods Products & Investments Limited (“Goudas Foods”), a corporation incorporated under the laws of the Province of Ontario. In connection with this acquisition, the Company has issued to the former shareholders of Goudas Foods

(i)	400,000 common shares of the Company on March 20, 2014 as consideration on such date for the continuation of the grant of exclusivity to the Company in respect of the prospective closing of the acquisition; and

(ii)	167,200 convertible preferred shares of the Company.

As a result of this acquisition, Goudas Foods has become a wholly-owned subsidiary of the Company. Goudas Foods is one of the leading ethnic food distributors in Canada. The founder, Peter Goudas, started the business over 40 years ago and he is still active in the operation. The company has a packaging operation in Concord, Ontario and packages rice, beans, salt, oil and some smaller volume items. The company also has co-pack agreements with canning companies for its canned bean offering and also imports a number of finished products for distribution.

DIRECT REEFER SERVICES

On May 20, 2014, the Company entered into a share purchase agreement with Direct Reefer Services Inc. (“Direct Reefer”), a corporation incorporated under the laws of the Province of Ontario, and with the sole shareholders of Direct Reefer, to purchase one hundred percent (100%) of the outstanding shares of the common stock of Direct Reefer.

The Company agreed to acquire one hundred percent (100%) of the outstanding common stock of Direct Reefer in consideration for a total of seventy-two thousand (72,000) shares of the Company’s Series A-2 6% 2014 Convertible Redeemable Preferred Stock, par value $.001 per share (the “Series A-2 6% Preferred Stock”). The Series A-2 6% Preferred has a stated value of $10.00 per share and is convertible into the Company’s Common Stock at a conversion value of $10.00 per share.

The Series A-2 Preferred Stock has a 6% dividend paid annually in arrears on a non-cumulative basis.

Holders of the Series A-2 6% Preferred Stock may convert such shares into the Company’s Common Stock at any time after the first anniversary of the date of issuance.  The Series A-2 6% Preferred Stock is subject to redemption by the Company on the fifth anniversary of the date of issuance.  The holders of the Series A-2 6% Preferred Stock are entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company and shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which such shares of Series A-2 6% Preferred Stock are convertible.

On May 27, 2014 the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing and creating the Series A-2 6% Preferred Stock (the “Certificate of Designation”). The Certificate of Designation authorizes seventy-two thousand (72,000) shares of Series A-2 6% Preferred Stock.

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

This company is currently in its initial production and marketing phase and had no significant assets as of June 30, 2014.

WORLDWIDE RX 100 LICENSE AGREEMENT

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

This company is currently in its initial production and marketing phase and had no significant assets as of June 30, 2014.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

On March 20, 2014 the Company issued 400,000 shares of common stock and 167,200 Series A 6% Convertible Redeemable Preferred Stock of the Company.

On March 31, 2014 the company issued 7,200,000 shares of common stock to the shareholders of Vertility Oil and Gas for 100% of the outstanding shares of the company. On 30 May 2014 the Company issued 72,000 Series A-2 6% Convertible, Redeemable Preferred shares to the shareholders of Direct Reefer Systems for 100% of the outstanding preferred shares of Direct Reefer.

On May 31, 2014 the company issued 1,100,000 shares of common stock for a master license for the perpetual exclusive worldwide rights to produce, market and sell RX 100 remedy for mold.

As of June 30, 2014, there are 15,680,000 shares of the company issued and outstanding.

During the period, the company recorded goodwill and intangibles on its acquisitions as follows:

Goodwill
Goudas Foods Products & Investments Limited	$6,192,742
Direct Reefer Systems Inc.	263,840
Licensing and Proprietary technology Agreements
Vertility Oil & Gas Corporation	396,000
RX 100 Remedy	60,500

The company has a six month period for completion of its due diligence on Goudas Foods and RX 100 Remedy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ““Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

During the period covered by this Report, the Company has retained additional officers and directors, acquired several businesses and expanded its operations. At the Company’s incorporation, the Company’s initial plan was to develop and produce independent film/television scripts, screenplays and related content for sale, with a goal toward catering to independent producers, small film studios and other entities. The Company continues to explore opportunities in the entertainment business, including the development of film and televisions projects. However, due to the wealth of opportunities that have emerged in a number of market segments, the Company has been actively involved in acquiring a number of companies in the food, manufacturing, transportation, mold remediation, oil and gas, and leisure and recreation industries.

The Company focuses on acquiring and consolidating profitable businesses with solid business models and technologies, introducing capital and strong management, and improving the efficiency of each acquired entity by sharing services across the group. Our targets include companies that are poised to move to the next stage with the right injection of capital and management expertise. The Company is well positioned in the fast growing environment of aging “baby boomer” business owners who are past the wealth accumulation phase of their lives and do not have a clear succession plan or exit strategy. We are constantly looking to expand our business through acquisitions in the United States, the Caribbean, South America, Europe and India.

Two of the Company’s recently-acquired business segments are presently generating regular revenues. One segment relates to the importation, packaging and distribution of food products, especially in the ethnic food industry. Another such segment relates to the transportation of frozen food products, mainly meat and seafood. Our wholesale ethnic food distribution segment has over 450 customers and our transportation segment has over 60 customers.

We intend to grow revenues by at least 100% in the next year, and maintain a growth rate of 25% over the following year. We feel that by actively pursuing new and previously untapped markets for the Company, and by strategic acquisitions, we will be able to achieve these objectives.

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

Our business is headquartered in 3565 King Road, King City, Ontario, Canada. Our corporate website is www.acsimmondsandsons.com, the contents of which are not part of this quarterly report. Our Common Stock is quoted on the OTCQB Marketplace under the symbol “ACSX.”

Acquisition of Goudas Foods Products & Investments Limited

On April 3, 2014, the Company acquired Goudas Foods Products & Investments Limited (“Goudas Foods”). In connection with this acquisition, the Company has issued to the former shareholders of Goudas Foods (i) 400,000 common shares of the Company on March 20, 2014 as consideration on such date for the continuation of the grant of exclusivity to the Company in respect of the prospective closing of the acquisition; and (ii) 167,200 convertible preferred shares of the Company.

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

Acquisition of Vertility Oil & Gas Corporation

On April 14, 2014, the Company acquired Vertility Oil & Gas Corporation (“Vertility Oil & Gas”). The Company purchased one hundred percent (100%) of the outstanding shares of the common stock of Vertility Oil & Gas in consideration for the Company issuing a total of seven million two hundred thousand (7,200,000) shares of the Company’s common stock to the beneficial shareholders of Vertility Oil & Gas. The Company has agreed to enter into employment agreements with Rabea Allos and Michael Grieco which shall contain customary terms including car allowances, standard benefits and non-competition and non-solicitation provisions. Rabea Allos shall continue to serve as the President of Vertility Oil & Gas and Michael Grieco shall continue to serve as the Vice President of Vertility Oil & Gas.

Worldwide Rx100 License Agreement

On April 16, 2014, the Company entered into a master license agreement (the “License Agreement”) with Rx100 Inc. (“Rx100”) and Donald Meade, President of Rx100. The License Agreement provides that the Company will acquire an exclusive perpetual worldwide license to produce, market and sell the mold remediation products and patented formulas owned by Rx100 in consideration for the Company issuing one million one hundred thousand (1,100,000) shares of the Company’s common stock to Donald Meade.  Such shares shall be held in escrow for six (6) months as security for the covenants made by Rx 100 Inc. and Donald Meade pursuant to the License Agreement.

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

Acquisition of Direct Reefer Services, Inc.

On May 27, 2014 the Company acquired Direct Reefer Services, Inc. (“DRS”), an Ontario-based company that operates a refrigeration and temperature controlled fleet of eighteen 53 foot trailers and fifteen power units. The fleet currently operates in Ontario and Quebec with an overnight direct service to Montreal. DRS’ 15,000 square foot cross-dock facility is manned by clerical staff, dispatchers and dock workers. DRS will provide services to the food division of A.C. Simmonds and Sons Inc.

The Company agreed to acquire 100% of the outstanding common stock of DRS in consideration for 72,000 shares of the Company’s Series A-2 Preferred Stock. The Series A-2 Preferred Stock has the same rights and preferences as the Company’s Series A Preferred Stock.

The acquisition of DRS allows us to capitalize on the expertise of Sam and Italo Sinisi to consolidate and expand our horizons in the area of food distribution. As the Company continues to acquire food businesses and consolidate operations, significant savings will be realized by combining products for deliveries to customers, and transportation costs represent a significant component of cost. In addition, we now have an entry into the frozen goods business and with the availability of freezer space in our new facilities, we will now be able to expand our product line and also offer third party logistics services and storage capabilities.

Expansion of the Company’s Board

Effective as of April 9, 2014, Carrie J. Weiler, Ian Bradley, Ken Adelberg, Chandra Panchal and Ted Daniel joined Mr. Simmonds as members of the Company’s Board of Directors. Ms. Weiler shall also serve as Corporate Secretary. Tyrone Ganpaul was appointed as Chief Financial Officer as of such date.

Results of Operations

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2014 and 2013

We generate revenues from sales of food products and transportation services. Since our revenues are derived from acquisitions made during the quarter ended June 30, 2014, discussion of comparative results of operations in 2013 are not meaningful and are not provided.

We had revenues of $7,525,408 in the three months ended June 30, 2014 and $7,525,408 during the six months ended June 30, 2014. Our costs of sales during the three months ended June 30, 2014 were $6,461,556 and our costs of sales were $6,461,556 during the six months ended June 30, 2014. Gross Profits were $1,063,852 in both the three and six months ended June 30, 2014.

Our total operating expenses for the three months ended June 30, 2014 were $1,517,248, consisting of general and administrative expenses of $1,487,179 and depreciation of $30,069. Our total operating expenses for the six months ended June 30, 2014 were $1,536,175, consisting of general and administrative expenses of $1,506,106 and depreciation of $30,069.

Our loss from operations was $453,396 during the three month period ended June 30, 2014 and $472,323 during the six months ended June 30, 2014. Our interest expense for both the three and six month period ended June 30, 2014 was $107,952. Our net loss for the three month period ended June 30, 2014 was $561,348 and our net loss for the six month period ended June 30, 2014 was $580,275.

Cost of Revenues

Cost of revenue consists primarily of cost of raw material or imported product, packaging material, production labor and delivery expense. For our transportation services company, the major components are drivers’ charges and fuel for our reefer units and trucks.

Our main business is commodity based. Rice, which is our largest selling item, is imported from the United States in bulk rail cars and packaged into consumer size packages. Prices depend on a number of factors such as harvest size, weather conditions, export demand etc. In addition, the US dollar exchange rate plays a big role in the cost as we are limited in the case of the chain stores, to get price increases approved, and there is also a period of three to four months when no changes are allowed. The company does not view this as a strong limiting factor however, as there is a solid base of independent stores who are aware of market conditions.

The Company does not have any long term commitment or contracts in place for any commodity at this time, and does not have any plans to do so in the near future.

There is a similar situation for beans and pulses which comprise our second largest commodity and even though these suppliers are based mostly in Canada, their pricing is linked closely with the US dollar send export markets.

We believe that our cost of revenues will continue to increase as we expand during the remainder of 2014.

General and Administrative

Our general and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

As the Company continues to expand and accumulate other businesses, we plan to make sure that we have enough staff and structure to adequately manage our growth.

We believe that our general and administrative expenses will continue to increase during the remainder of 2014 as we expect that the scope of our operations will continue to increase.

Other Expenses/Interest Expense

Other expenses consist of interest charges associated with our Line of Credit and Capitalized Lease obligations during the six-month period ended June 30, 2014 .

Impairment Expense

The company has declared an August 31 year end at which time a comprehensive audit will be made of our acquisitions for reporting purposes. We expect that there will be asset impairment that is significant in the relation to the Goudas Foods acquisition. The company has completed its own due diligence and has identified a number of items where the realized values will not be commensurate with the book value. Some inventory items were not in a condition of sale ability either being in bad condition, expired or damaged, and various errors of omission and commission in the statement of assets and neglect to include liabilities for items received. In this regard, the company expects to have its full exposure made good by recourse to the stocks given in compensation for the purchase of the company. The company had negotiated a clause in its purchase agreement that allows it a six month period from time of acquisition to reduce the purchase price of the company by the amounts of any discrepancies revealed by audit and due diligence. The expiration of this six month period is October 9, 2014 and the company expects to have this fully resolved well in advance of that date.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $84 and total current assets of $12,322,876, consisting of accounts receivable of $9,302,815, inventories of $2,919,415 and prepaid expenses and other current assets of $100,562. As of December 31, 2013, our total current assets were $84, which was cash.

The Company’s total assets as of June 30, 2014 were $20,880,195, including total non current assets of $8,557,319, which consisted of property and equipment of $1,644,237, goodwill and intangible assets of $6,456,582 and licensing and proprietary technology agreements of $456,500. As of December 31, 2013, our total assets were $18,671, including total non current assets of $18,587. Non current assets as of December 31, 2013 included property and equipment of $9,087 and other non current assets of $9,500.

The Company’s total current liabilities as of June 30, 2014 were $17,329,555 and total non current liabilities as June 30, 2014 were $3,617,313. Total current liabilities as of June 30, 2014 included cash disbursed in excess of available balance of $26,830, bank indebtedness of $9,799,288, accounts payable of $7,476,635 and current portion of capital leases payable of $26,802. Total non current liabilities included an equipment financing loan of $278,686, loans from related parties of $2,091,395, a loan from others of $1,142,496 and long term leases of $104,736.

As of June 30, 2014, we had a working capital deficit of $5,006,679. For the six months ended June 30, 2014, we used $ 1,667,724 in cash in operating activities and $32,645 in investing activities. Cash provided by financing activities during the six months ended June was $1,713,344.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

Cash and Cash Equivalents

We consider financial instruments with an original maturity date of three months or less to be cash equivalents.

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Commission’s rules, and that such information was not accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

3.3	Certificate of Designations of Series A 6% 2014 Convertible Redeemable Preferred Stock of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2014.

3.4	Certificate of Designations of Series A-2 6% 2014 Convertible Redeemable Preferred Stock of the Company, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2014.

3.5	Certificate of Designations of Series A-2 6% 2014 Convertible Redeemable Preferred Stock of the Company.

3.6	Certificate of Amendment to Articles of Incorporation.

10.4	Share Purchase Agreement, as amended, by and among the Company and Goudas Food Products & Investments Limited, Peter Goudas and Patricia Goudas, dated April 3, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2014.

10.5	Series A 6% 2014 Convertible Redeemable Preferred Stock Purchase Agreement, between Peter Goudas and the Company, dated April 3, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2014.

10.6	Share Purchase Agreement, by and among the Company, Vertility Oil & Gas Corporation and Rabea Allos, dated as of April 14, 2014.

10.7	Master License Agreement, by and among the Company and Rx100 Inc., dated as of April 16, 2014.

10.8	Purchase Agreement, by and among the Company, Direct Reefer Services Inc., Sam Sinisi and Italo Sinisi, dated as of May 20, 2014.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. SIMMONDS AND SONS INC.
(Registrant)

August 19, 2014	By:	/s/ John G. Simmonds
		Name:	John G. Simmonds
		Title:	Chief Executive Officer, Principal Executive Officer and Director

	By:	/s/ Tyrone Ganpaul
		Name:	Tyrone Ganpaul
		Title:	Chief Financial Officer,
Principal Financial Officer and Principal Accounting Officer

