Form 10-Q
period 2014-09-30
A.C. Simmonds & Sons
filed 2014-11-19
CIK 1554594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 18, 2014, was 15,680,000 shares.

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

Except as otherwise stated or required by the context, references in this document to “we”, “our”, the “Company” or “A.C. Simmonds”, refers to A.C. Simmonds and Sons Inc.

2

A.C. SIMMONDS AND SONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL INFORMATION

Condensed Consolidated Balance sheets as of September 30, 2014 (Unaudited) and December 31, 2013

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2014 and 2013 (Unaudited)

Condensed Consolidated Statements of Shareholders’ Deficit for the period from January 1, 2014 to September 30, 2014 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

A. C. SIMMONDS AND SONS INC., (Formerly known as BLVD Holdings, Inc.)

Interim Condensed Consolidated Balance Sheet as of:

(Amounts expressed in U.S. dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$84	$84
Accounts receivable, net	274,451	—
Prepaid expenses and other current assets	15,123	—
Total Current Assets	289,658	84
Property and equipment, net	194,508	9,087
Goodwill and intangible assets, net	930,301	—
Other non-current assets	15,699	9,500
Total Non Current Assets	1,140,508	18,587
Total Assets	$1,430,166	$18,671

Liabilities and Shareholders' Deficit
Current Liabilities:
Cash disbursed in excess of available balance	$39,470	$—
Accounts payable and accruals	1,702,774	—
Current portion of capital lease obligation	25,535	—
Total Current Liabilities	1,767,779	—

Long-term capital lease obligation	88,259	—

Stockholders' Deficit:
Preferred stock	239	—
5,000,000 shares authorized at par value of $0.001, 239,000 shares and Nil shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively
Common stock	15,680	6,980
70,000,000 shares authorized at par value of $0.001. 15,680,000 and 6,980,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively
Additional paid-in capital	649,951	150,984
Other comprehensive income	42,650	—
Accumulated deficit	(1,134,392)	(139,293)
Total Stockholders' Deficit	(425,872)	18,671
Total Liabilities and Stockholders' Deficit	$1,430,166	$18,671

See accompanying notes to interim unaudited condensed consolidated financial statements

A. C. SIMMONDS AND SONS INC., (Formerly known as BLVD Holdings, Inc.)

Interim Condensed Consolidated Statement of Operations and Comprehensive Loss

(Amounts expressed in U.S. dollars)

(Unaudited)

	Three-months ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$816,542	$5,000	$1,073,280	$20,500
Cost of sales	799,955	—	1,089,097	—
Gross profit	16,587	5,000	(15,817)	20,500

Operating Expenses:
Depreciation	9,903	1,092	16,633	3,276
General and administrative	698,432	28,407	946,869	96,658
Total Operating Expenses	708,335	29,499	963,502	99,934

Loss from operations	(691,748)	(24,499)	(979,319)	(79,434)

Other (Income) Expense:
Gain on deconsolidation of subsidiary	(259,585)	—	—	—
Gain on write-off of Accumulated Other Comprehensive Loss due to deconsolidation of subsidiary	(25,664)	—	—	—
Interest expense	8,325	—	15,780	—
Loss before income taxes	(414,824)	(24,499)	(995,099)	(79,434)

Provision for income taxes	—	—	—	—

Net loss	$(414,824)	$(24,499)	$(995,099)	$(79,434)

Loss per share of common stock:
Basic	$(0.03)	$(0.00)	$(0.09)	$(0.01)
Diluted	$(0.03)	$(0.00)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding:
Basic	15,680,000	6,980,000	11,059,121	6,589,891
Diluted	15,680,000	6,980,000	11,059,121	6,589,891

Comprehensive Loss:
Net loss	$(414,824)	$(24,499)	$(995,099)	$(79,434)
Foreign currency translation gain	51,455	—	42,650	—

Comprehensive loss	$(363,369)	$(24,499)	$(952,449)	$(79,434)

See accompanying notes to interim unaudited condensed consolidated financial statements

A. C. SIMMONDS AND SONS INC., (Formerly known as BLVD Holdings, Inc.)

Interim Condensed Consolidated Statement of Shareholders' Deficit

Nine months ended September 30, 2014

(Amounts expressed in U.S. dollars)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in-Capital	Loss	Deficit	Deficit

Balance, December 31, 2013	6,980,000	$6,980	—	$—	$150,984	$—	$(139,293)	$18,671

Net loss for the period	—	—	—	—	—	42,650	(995,099)	(952,449)

Services contributed by
officers					16,250			16,250
Common stock and preferred
stock issued in connection to
acquisition of Goudas Foods
and Investments Limited	400,000	400	167,200	167	30,629			31,196
Prefered stock issued in
connection with the acquisition
of Direct Reefer Systems Inc.			72,000	72	3,888			3,960
Common stock issued in connection
with the acquisition of Vertility Oil
& Gas Corporation	7,200,000	7,200			388,800			396,000
Common stock issued in connection
with the acquisition of RX 100	1,100,000	1,100			59,400			60,500

Balance, September 30, 2014	15,680,000	$15,680	239,200	$239	$649,951	$42,650	$(1,134,392)	$(425,872)

See accompanying notes to interim unaudited condensed consolidated financial statements

A. C. SIMMONDS AND SONS INC., (Formerly known as BLVD Holdings, Inc.)

Interim Condensed Consolidated Statement of Cash Flows

(Amounts expressed in U.S. dollars)

(Unaudited)

	Nine-months ended
	September 30,	September 30,
	2014	2013

Cash provided by (used in):
Operations:
Net loss	$(995,099)	$(79,434)
Items not involving cash:
Depreciation	16,633	3,276
Services contributed by officer	16,250	48,750
Change in non-cash operating working capital:
Accounts receivable	(80,808)	—
Inventories, prepaids and other current assets	11,654	(7,000)
Accounts payable and accruals	988,720	(675)
Net Cash (Used) in Operating Activities	(42,650)	(35,083)

Financing:
Proceeds from sale of common stock	—	36,900
Net Cash Provided by Financing Activities	—	36,900

Investing:
Purchase of property and equipment	—	—
Net Cash Provided in Investing Activities	—	—

Increase in cash	(42,650)	1,817

Comprehensive Income (Loss)	42,650	—

Cash, beginning of period	84	3,121
Cash, end of period	$84	$4,938

Supplementary Information
Cash interest paid	$—	$—
Cash taxes paid - net	$—	$—

Other non-cash transactions:
Preferred stock issued in connection with the acquisition of Direct Reefer Systems Inc.	$3,960	$—
Common stock issued in connection with the acquistion of Vertility Oil & Gas Corporation	$396,000	$—
Common stock issued in connection with the acquisition of RX 100 Inc.	$60,500	$—
Preferred and Common stock issued in connection with the acquistion of Goudas Foods and Investments Ltd	$31,196	$—
Net assets and liabilities taken over with acquistion with the acquisition of Direct Reefer Systems Inc.	$271,437	$—
Net assets and liabilities taken over with acquistion with the acquisition of Vertility Oil & Gas Corporation	$96,316	$—
Net assets and liabilities taken over with acquistion with the acquisition of RX 100 Inc.	$102,000	$—

See accompanying notes to interim unaudited condensed consolidated financial statements

A.C. SIMMONDS AND SONS INC., (Formerly known as BLVD Holdings, Inc.)

Notes to Interim Condensed Consolidated Financial Statements

(Amounts expressed in U.S. dollars)

(Unaudited)

1.	Basis of Presentation and Organization

The accompanying interim condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of A.C. Simmonds and Sons Inc. (referred to herein as the “Company” and “A.C. Simmonds”) and its subsidiaries, Goudas Food Products and Investments Limited (“Goudas Foods”), Direct Reefer Services Inc. (“DRS”) and Vertility Oil & Gas Corporation (“Vertility Oil & Gas”) for the periods ended September 30, 2014 and 2013. Goudas Foods, a wholly owned subsidiary, was deconsolidated on September 16, 2014 as a result of bankruptcy proceedings (Refer to Note 13). Intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated in the State of Nevada on June 11, 2012 under the name of BLVD Holdings, Inc. On January 30, 2014, John G. Simmonds and M. Ann Courtney entered into an Amended Stock Purchase Agreement, whereby Ms. Courtney agreed to sell her 5,750,000 shares of the Company’s Common Stock to Mr. Simmonds, which represented 82.4% of the Company’s issued and outstanding shares of Common Stock as of such date.

Effective as of February 14, 2014, Mr. Simmonds became the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. Ms. Courtney resigned as the Company’s Chief Executive Officer and as a member of the Board on February 14, 2014.

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

The Company focuses on acquiring and consolidating businesses with solid business models and technologies, introducing capital and strong management and improving the efficiency of each acquired entity by sharing services across the group. Our targets include companies that are poised to move to the next stage with the right injection of capital and management expertise. The Company is well positioned in the fast growing environment of aging “baby boomer” business owners who are past the wealth accumulation phase of their lives and do not have a clear succession plan or exit strategy.

2.	Acquisitions
(i)	Goudas Foods

On April 9, 2014, the Company acquired Goudas Foods, a corporation incorporated under the laws of the Province of Ontario. Goudas Foods is one of the leading ethnic food distributors in Canada and became a wholly-owned subsidiary of the Company.

The agreement with Goudas Foods allowed A.C. Simmonds a period of six months to satisfy itself that the assets and liabilities accurately presented the financial position of Goudas Foods. The shares exchanged were used as a collateral to remedy any deficiencies identified by due diligence. The Company had concerns about the condition of certain items in the inventory, and the collectability of certain items in the accounts receivable base and expected that any asset impairment would be remedied by a claw back on the purchase price.

Further to discoveries of financial deficiencies, Goudas Foods filed a Notice of Intention to make a proposal under the Bankruptcy and Insolvency Act on August 29, 2014. On September 3, 2014 an order was granted appointing Duff & Phelps Canada Restructuring Inc. (“D&P”) as Interim Receiver. On September 8, 2014 Goudas Foods filed a cash flow statement with the Interim Receiver and on September 15, 2014 an order was filed terminating the proposal and appointing D&P as Official Receiver (the “Receiver”). The Receiver took possession and control of the property on September 16, 2014.

According to Accounting Guidance 810.10 a deconsolidation of a subsidiary occurs when the subsidiary becomes subject to the control of a government, court, administration or regulator. As such, the Company is required to deconsolidate Goudas Foods and the parent relationship has ceased to exist. We believe we have no responsibility for the liabilities of Goudas Foods. For the period ended September 30, 2014, Goudas Foods has been excluded from the interim condensed consolidated financials. As such, during the three months ended September 30, 2014, it has recorded a gain on deconsolidation.  In calculating the gain, the Company took into account the carrying value of the former subsidiary’s liabilities of $19,975,354 and its asset of $19,721,301 that resulted in a gain from deconsolidation of $259,585 that was recorded on September 16, 2014. The Company also recorded a loss on the write off of Accumulated Other Comprehensive Income related to foreign exchange translations in the amount of $25,664 during the three-months ended September 30, 2014. Further, the Company had not taken out the preferred and Common Stock issued in connection with the acquisition amounts to $31,196 as of September 30, 2014.

(ii)	Direct Reefer Services

On May 20, 2014, the Company entered into a share purchase agreement with DRS, a corporation incorporated under the laws of the Province of Ontario, and with the sole shareholders of DRS, to purchase one hundred percent (100%) of the outstanding common shares of DRS.

The Company paid seventy-two thousand (72,000) shares of the Company’s Series A-2 6% 2014 Convertible Redeemable Preferred Stock, par value $.001 per share (the “Series A-2 6% Preferred Stock”). The Series A-2 6% Preferred has a stated value of $10.00 per share and is convertible into the Company’s Common Stock at a conversion value of $10.00 per share.

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

The share purchase of DRS has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total Acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the transaction, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for DRS, we may engage a third party independent valuation specialist, however as of the date of this report, the valuation has not been undertaken. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of September 30, 2014. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects the purchase price allocations for the acquisition of DRS to be completed by the end of the fourth quarter of 2014.

The following table summarizes the preliminary fair values of the DRS assets acquired and liabilities assumed as of the effective acquisition date of May 20, 2014:

Purchase Price:
Preferred Shares	$3,960
Liabilities assumed	721,805
Total purchase price	$725,765

Fair Value of Assets:
Current assets	$207,701
Property and equipment	242,667
Excess - identifiable intangible assets	275,397
Fair value of assets acquired	$725,765

These pro forma adjustments do not reflect the amortization of intangible assets acquired, if any, in the acquisition of DRS.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the group as if the acquisition had occurred as of the beginning of January 1, 2013. The unaudited supplemental pro forma financial information is not necessarily indicative of what the group’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the group’s future results of operations after the acquisition.

Condensed Consolidated Pro Forma Statement of Operations

(Amounts expressed in U.S. dollars)

(Unaudited)

	DRS	ACS	Consolidated	DRS	ACS	Consolidated

	Nine-months ended			Years ended
	September 30,	September 30,	September 30,	December 31,	December 31,	December 31,
	2014	2014	2014	2013	2013	2013

Revenue	$1,658,780	$85,900	$1,744,680	$3,490,834	$20,500	$3,511,334
Cost of sales	1,686,852	12,450	1,699,302	3,055,589	—	3,055,589
Gross profit	(28,072)	73,450	45,378	435,245	20,500	455,745

Operating Expenses:
General and administrative	252,570	788,038	1,040,608	711,797	99,934	811,731
	252,570	788,038	1,040,608	711,797	99,934	811,731

Loss from operations	(280,642)	(714,588)	(995,230)	(276,552)	(79,434)	(355,986)

Other (Income)/ Expense:
Other expense	—	—	—	32,143	—	32,143
Interest expense	28,383	—	28,383	43,366	—	43,366
Loss before income taxes	(309,025)	(714,588)	(1,023,613)	(352,061)	(79,434)	(431,495)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(309,025)	$(714,588)	$(1,023,613)	$(352,061)	$(79,434)	$(431,495)

(iii)	Vertility Oil And Gas

On April 14, 2014, the Company entered into a share purchase agreement (the “Vertility Purchase Agreement”) with Vertility Oil & Gas and Rabea Allos to purchase one hundred percent (100%) of the outstanding shares of the Common Stock of Vertility Oil & Gas. Pursuant to the Vertility Purchase Agreement, the Company acquired the outstanding Common Stock of Vertility Oil & Gas in consideration for 7,200,000 shares of the Company’s Common Stock. Such 7,200,000 shares of Common Stock are presently being held as the Escrow Shares pending their distribution to certain parties pursuant to an Escrow Agreement dated as of July 10, 2014 (the “Escrow Agreement”) by and between the Company, Vertility Oil & Gas, Rabea Allos and Wuersch & Gering LLP as Escrow Agent (the “Escrow Agent”). The Escrow Shares have no voting rights until release by the Escrow Agent from the escrow and no persons have any powers of disposition over such Escrow Shares unless or until the Distribution Conditions are satisfied. The Escrow Agent, having no power to vote the Escrow Shares and no power of disposition over the Escrow Shares (except with respect to the release of the Escrow Shares sixty one (61) days after satisfaction of the Distribution Conditions), has no beneficial ownership interest in the Escrow Shares.

The following table summarises the preliminary fair values of the Vertility Oil & Gas’ assets acquired and liabilities assumed as of the Acquisition date:

Purchase Price:
Preferred Shares	$396,000
Liabilities assumed	109,035
Total purchase price	$505,035

Fair Value of Assets:
Current assets	$12,719
Excess - identifiable intangible assets	492,316
Fair value of assets acquired	$505,035

These pro forma adjustments do not reflect the amortization of intangible assets acquired, if any, in the Acquisition.

Vertility Oil & Gas is currently in its initial production and marketing phase and had no significant assets as of September 30, 2014.

(iv)	Worldwide RX100 License Agreement

On April 16, 2014, the Company entered into a master license agreement (the “License Agreement”) with RX100 Products Inc. (“RX100”), a corporation incorporated under the laws of the Province of Ontario, and Donald Meade, President of RX100. The License Agreement provides that the Company will acquire an exclusive perpetual worldwide license to produce market and sell the mold remediation products and patented formulas owned by RX100 in consideration for the Company issuing 1,100,000 shares of the Company’s Common Stock to Donald Meade.  Such shares are restricted and shall be held in escrow for a six (6) month period as security for the covenants made by RX100 and Donald Meade pursuant to the License Agreement and shall be further subject to regulatory restrictions and hold periods as required by applicable securities regulators.

The following table summarizes the preliminary fair values of the RX100 assets acquired and liabilities assumed as of the date of the License Agreement:

Purchase Price:
Preferred Shares	$60,500
Liabilities assumed	102,088
Total purchase price	$162,588

Fair Value of Assets:
Current assets	$—
Excess - identifiable intangible assets	162,588
Fair value of assets acquired	$162,588

These pro forma adjustments do not reflect the amortization of intangible assets acquired, if any, in the acquisition.

3.	Going Concern

The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $995,099 and $79,434 for the nine-month periods ended September 30, 2014 and 2013, respectively, accumulated deficit of $1,134,392 and total current liabilities in excess of current assets of $1,478,121 as of September 30, 2014.

The Company will be dependent on raising funds to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The interim condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.            Recent Accounting Pronouncements

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

5.	Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the interim condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2014.

The Company currently has either a security interest of Letters of Intent or Memorandums of Understanding with a number of companies with whom we are in advanced stages of discussion with a view to ownership of these companies.

In order to ensure that they continue to remain viable while discussions are in process, the Company has extended financing of purchases and expenses for these companies who are charged with these payments through a non-trade receivable account. The Company has ownership of the receivables and inventories of these companies through security interests and has had bank accounts setup with signatories from the Company’s management team to manage all their receivables and payables.

On September 30, 2014 there were no amounts owing by these companies to A.C. Simmonds.

6.	Fair Value of Financial Instruments

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

7.	Earnings (Loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock. Diluted net income (loss) per share is computed using the weighted average number of Common and Common Stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the Common Stock equivalents are anti-dilutive for the three- and nine-months ended September 30, 2014 and 2013, respectively. Dilutive Common Stock equivalents consist of shares issuable upon conversion of convertible notes and exercise of warrants. Fully diluted shares for the three- and nine-months ended September 30, 2014 were 15,680,000 and 11,059,121, respectively; and 6,980,000 and 6,589,891 shares for the three- and nine-months ended September 30, 2013, respectively. Common Stock equivalents excluded from the net income (loss) per share for the three and nine month periods ended September 30, 2014 were nil and nil shares, and for the three- and nine-month periods ended September 30, 2013 were nil and nil shares, respectively.

8.	Derivative Financial Instruments

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

9.	Stockholders’ Equity

During the three-months ended March 31, 2014, an officer of the Company contributed various services including basic management, marketing, operating, administrative and accounting services. These services have been valued at $65,000 per year and have been recorded as capital contributions of $16,250 during the period.

The Company issued 400,000 shares of Common Stock and 167,200 shares of the Company’s Series A 6% 2014 Convertible Redeemable Preferred Stock in connection with the acquisition of Goudas Foods.

The Company issued 7,200,000 shares of Common Stock in connection with the acquisition of Vertility Oil & Gas.

The Company issued 72,000 shares of shares of the Company’s Series A-2 6% 2014 Convertible Redeemable Preferred Stock in connection with the acquisition of DRS.

The Company issued 1,100,000 shares of Common Stock in consideration for a master license for the perpetual exclusive worldwide rights to produce, market and sell RX100’s remedy for mold.

As of September 30, 2014, there are 15,680,000 shares of the Company’s Common Stock issued and outstanding.

10.	Goodwill and Intangible Assets

We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

During the period, the Company recorded goodwill and intangibles on its acquisitions as follows:

Goodwill and Intangible Assets

Direct Reefer Systems Inc.	$275,397
Vertility Oil & Gas Corporation	492,316
RX100 Products Inc.	162,588
$930,301

11.	Contingencies

Menkes Lease

On July 30, 2014, the Company, together with its wholly-owned subsidiary Goudas Foods, entered into a Lease (the “Lease”) with Menkes GTA Industrial Holdings Inc. (the “Landlord”) pursuant to which Goudas Foods has rented a 349,614 square foot building in Brampton, Ontario.

In connection with the execution of the Lease, on July 30, 2014, the Company entered into an Indemnification Agreement with the Landlord, pursuant to which the Company has agreed to indemnify the Landlord for any loss, costs or damages arising from any failure of Goudas Foods to pay rent or other money due under the lease, and to indemnify the Landlord for any damages caused by Goudas Foods’ failure to observe or perform any of the terms, covenants and conditions contained in the Lease.

Menkes claims damages against the Company in the amount of $755,559 plus damages of $55 million for loss of rent and other damages. Action is in its very early stages. The Company has served a Statement of Defense. The two issues that require resolution are the indemnification relating to the Goudas bankruptcy and failure of Goudas to submit the required deposit to Menkes under the lease due to the condition and state of the building. No amount has been accrued for this contingency given the uncertainty at this time.

General

In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the financial statements, as required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

12.	Comparative Condensed Consolidated Financial Statements

Certain prior quarter figures have been reclassified in the interim condensed consolidated financial statements to comply with the presentation for the quarter ended September 30, 2014.

13.	Deconsolidation of Goudas Foods

On August 29, 2014, Goudas Foods filed a Notice of Intention to make a proposal under the Bankruptcy and Insolvency Act. Goudas Foods is a wholly owned subsidiary of A.C. Simmonds. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated Goudas Foods from our balance sheet as of September 30, 2014, and have eliminated the results of Goudas Foods’ operations from our results of operations on a historical basis. We believe we have no responsibility for liabilities of Goudas Foods. As a result of the order filed on September 15, 2014 terminating the proposal and appointing a Receiver and given the Receiver took possession and control of the property on September 16, 2014. A.C. Simmonds will exclude our investment in Goudas Foods.

Per guidance in ASC 810-10-40-5 when a parent deconsolidates a subsidiary, that parent shall account for the deconsolidation by recognizing a gain or loss measured by the following:

a) the aggregate of (1) the fair value of consideration received, (2) the fair value of any retained non-controlling investment in the former subsidiary at the date the subsidiary is deconsolidated and (3) the carrying amount of any non-controlling interest in the former subsidiary; less

b) the carrying amount of the former subsidiary’s assets and liabilities.

The Company did not receive any consideration for its interest. It has assessed and determined that it does not have any continued liabilities related to the Canadian subsidiary being deconsolidated. As such, it has recorded a gain on deconsolidation. In calculating the gain, the Company took into account the carrying value of the former subsidiary’s net liabilities $259,585 that was recorded on September 16, 2014. The Company also recorded a loss on the write off of Accumulated Other Comprehensive Income related to foreign exchange translations in the amount of $25,664 during the three-months ended September 30, 2014.

According to Accounting Standards Codification (“ASC”) 810, previously reported consolidated financial results relating to the subsidiary should have been included as historically presented. Given that the acquisition of the subsidiary only happened in the prior quarter, this treatment would have only impacted the nine-month period ended September 30, 2014 as follows:

	Goudas Foods and Investments Limited	AC Simmonds and Sons Inc., Consolidated (excl Goudas)	AC Simmonds and Sons Inc., Consolidated (incl Goudas)
	Three-months ended	Nine-months ended
	June 30, 2014	September 30, 2014
	(Unaudited)	(Unaudited)

Revenue	$9,332,829	$1,073,280	$10,406,109
Cost of sales	8,252,072	1,089,097	9,341,169
Gross profit	1,080,757	(15,817)	1,064,940

Total operating expenses	1,239,836	963,502	2,203,338

Loss from operations	(159,079)	(979,319)	(1,138,398)

Other (Income) Expense:
Gain on deconsolidation of subsidiary	—	—	(259,585)
Gain on write-off of Accumulated Other Comprehensive Loss due to deconsolidation of subsidiary	—	—	(25,664)
Interest expense	100,506	15,780	116,286

Net loss	$(259,585)	$(995,099)	$(969,435)

Foreign currency translation (loss)	(25,664)	42,650	16,986

Comprehensive loss	$(285,249)	$(952,449)	$(952,449)

14.	Subsequent Events

(i)	Biosec

On October 15, 2014, A.C. Simmonds completed the acquisition of 100% of the shares of BioSec Enviro Inc. BioSec is now a wholly-owned subsidiary of A.C. Simmonds. Under the terms of the Agreement, the Company agreed to exchange 250,000 convertible preferred shares of A.C. Simmonds valued at $10 per share for all outstanding shares of BioSec. Results of operations for BioSec will be included in A.C. Simmonds condensed consolidated financial statements from the date of acquisition.

BioSec Enviro is a wastewater processing solutions provider with over 30 years of innovation in meeting the challenges involved in the handling and treatment of biological wastewater for municipal facilities around the world. BioSec Enviro has worked on more than 200 installations and more than 25 truck-loading systems of up to 60,000 cubic feet of storage capacity. BioSec Enviro delivers superior equipment design, integration and installation for municipal wastewater sites across North America and around the globe.

BioSec Enviro has a full line of conveyance and storage systems including shafted and shaftless conveyors, bins, silos and hoppers for sludge collection and storage, live bottoms, slide gates, sliding frames and rotary bin discharge units.

(ii)	Plasticap

On October 20, 2014, A.C. Simmonds completed the acquisition of 2072906 Ontario Limited, operating as Plasticap. Under the terms of the Agreement, the Company agreed to exchange 300,000 common shares and 700,000 convertible preferred shares valued at $10 per share for all outstanding shares of Plasticap. Results of operations for Plasticap will be included in A.C. Simmonds’ consolidated financial statements from the date of acquisition.

Plasticap has been in operation for more than 50 years, having started in 1963 operating out of a single facility in Richmond Hill. In 1968, Plasticap was acquired by Anchor Cap & Closure, a subsidiary of the Anchor-Hocking Corp. Plasticap subsequently became a privately owned enterprise. Plasticap has expanded its product line from only aerosol closures to liquor closures and lined plastic closures for the food and household product industries. Today Plasticap is a manufacturer of specialty caps and closures for a number of vertical markets, including Food, Dairy, Beverages, Condiments, Industrial, Petro-Chemical, Medical and Pharmaceutical and a critical supply chain partner to many corporations.

Plasticap is expanding its offerings in personal care products to include new lines in flip top closures. Plasticap has also developed a new quick load tamper evident valve seal closure to increase filling line speeds by up to 50%. In addition, recent advancements in induction seal CT closures have made it possible to offer attractive logo branding as well as counterfeit security features.

(iii)	Goudas Food Products and Investments Limited

On November 12, 2014, D&P, the court-appointed Receiver for Goudas Foods, filed a Statement of Claim with the Ontario Superior Court of Justice making a claim against A.C. Simmonds and its subsidiaries for alleged damages. Action is in its very early stages and accordingly no Statement of Defense has been put forth. No amount has been accrued for this contingency given the uncertainty at this time.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim condensed consolidated financial statements and related notes as well as the audited condensed consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K. The forward-looking statements in this discussion regarding the various industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

A.C. Simmonds, a Nevada corporation, was incorporated on June 11, 2012 under the name BLVD Holdings, Inc. The Company changed its name to A.C. Simmonds and Sons Inc. on August 15, 2014.

The Company’s plan of operations has assumed a much broader spectrum from its earlier days. The Company’s initial plan was to develop and produce independent film/television scripts, screenplays and related content for sale, with a goal toward catering to independent producers, small film studios and other entities. The Company continues to explore opportunities in the entertainment business, including the development of film and television projects. However, due to the wealth of opportunities that have emerged in a number of market segments, the Company has been actively involved in acquiring a number of companies in the food, manufacturing, transportation, mold remediation, oil and gas, building and construction, real estate and leisure and recreation industries.

The Company focuses on acquiring and consolidating businesses with solid business models and technologies, introducing capital and strong management, and improving the efficiency of each acquired entity by sharing services across the group. Our targets include companies that are poised to move to the next stage with the right injection of capital and management expertise. The Company is well positioned in the fast growing environment of aging “baby boomer” business owners who are past the wealth accumulation phase of their lives and do not have a clear succession plan or exit strategy.

The condensed consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2014. In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

Overview

During the period covered by this Report, the Company has negotiated the acquisition of several businesses and expanded its operations. At the Company’s incorporation, the Company’s initial plan was to develop and produce independent film/television scripts, screenplays and related content for sale, with a goal toward catering to independent producers, small film studios and other entities. The Company continues to explore opportunities in the entertainment business, including the development of film and televisions projects. However, due to the wealth of opportunities that have emerged in a number of market segments, the Company has been actively involved in acquiring a number of companies in various other industries.

One of the Company’s recently-acquired business segments is presently generating regular revenues. This segment is in the transportation of frozen food products, mainly meat and seafood. Our transportation segment has over 60 customers. We intend to grow revenues significantly in the next year, and maintain a higher but achievable growth rate over the following year. We feel that by actively pursuing new and previously untapped markets for the Company, and by strategic acquisitions, we will be able to achieve these objectives.

Our business is headquartered in 3565 King Road, King City, Ontario, Canada. Our corporate website is www.acsimmondsandsons.com, the contents of which are not part of this quarterly report. Our Common Stock is quoted on the OTCQB Marketplace under the symbol “ACSX.”

Expansion of the Company’s Board

Effective as of April 9, 2014, Carrie J. Weiler, Ian Bradley, Ken Adelberg, Chandra Panchal and Ted Daniel joined Mr. Simmonds as members of the Company’s Board of Directors. Ms. Weiler shall also serve as Corporate Secretary. Jon Szczur was appointed as Chief Financial Officer effective September 16, 2014.

Developments in 2014

Change of Control

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

Acquisition of Goudas Food Products and Investments Limited

On April 9, 2014, the Company acquired Goudas Food Products and Investments Limited, a corporation incorporated under the laws of the Province of Ontario (“Goudas Foods”). As a result of this acquisition, Goudas Foods has become a wholly-owned subsidiary of the Company. Goudas Foods is one of the leading ethnic food distributors in Canada. The founder, Peter Goudas, started the business over 45 years ago and he is still active in the operation. Goudas Foods has a packaging operation in Concord, Ontario and packages rice, beans, salt, oil and some smaller volume items. Goudas Foods also has co-pack agreements with canning companies for its canned bean offering and also imports a number of finished products for distribution.

In connection with this acquisition, the Company has issued to the former shareholders of Goudas Foods:

(i) 400,000 common shares of the Company on March 20, 2014 as consideration on such date for the continuation of the grant of exclusivity to the Company in respect of the prospective closing of the acquisition; and

(ii) 167,200 shares of the Series A 6% 2014 Convertible Redeemable Preferred Stock of the Company.

The agreement with Goudas Foods allowed A.C. Simmonds and Sons Inc. a period of six months to satisfy itself that the assets and liabilities accurately presented the financial position of Goudas Foods. The shares exchanged were used as a collateral to remedy any deficiencies identified by due diligence. The Company had concerns about the condition of certain items in the inventory, and the collectability of certain items in the accounts receivable base and expected that any asset impairment would be remedied by a claw back on the purchase price.

Further to discoveries of financial deficiencies, Goudas Foods filed a Notice of Intention to make a proposal under the Bankruptcy and Insolvency Act on August 29, 2014. On September 3, 2014 an order was granted appointing Duff & Phelps Canada Restructuring Inc. (“D&P”) as Interim Receiver. On September 8, 2014 Goudas Foods filed a cash flow statement with the Interim Receiver and on September 15, 2014 an order was filed terminating the proposal and appointing D&P as Official Receiver (the “Receiver”). The Receiver took possession and control of the property on September 16, 2014.

According to Accounting Guidance 810.10 a deconsolidation of a subsidiary occurs when the subsidiary becomes subject to the control of a government, court, administration or regulator. As such, the Company is required to deconsolidate Goudas Foods and the parent relationship ceases to exist. For the period ended September 30, 2014, Goudas has been excluded from the interim condensed consolidated financials.

Acquisition of Vertility Oil and Gas Corporation

On April 14, 2014, the Company acquired Vertility Oil & Gas Corporation, a corporation incorporated under the laws of the Province of Ontario. The Company purchased one hundred percent (100%) of the outstanding shares of the common stock of Vertility Oil & Gas in consideration for the Company issuing a total of seven million two hundred thousand (7,200,000) shares of the Company’s common stock to the beneficial shareholders of Vertility Oil & Gas.

Vertility Oil & Gas is a start-up business whose current business plan is to secure contracts in the Middle East oil and gas industry with a specific focus on opportunities in Iraq. Vertility Oil & Gas intends to provide services including procuring equipment, products and services and engaging in projects in the upstream, midstream and downstream sectors. Vertility is bidding on projects with respect to oil well services, pipeline, power generation and distribution, water and wastewater, petrochemical, refining, and equipment process technology industries. Vertility Oil & Gas is also in advanced negotiations with a number of different companies in the Middle East to bid on contracts by way of a partnership or joint venture. Vertility Oil & Gas has not secured any contracts to date.

Vertility Oil & Gas is currently in its initial production and marketing phase and had no significant assets as of September 30, 2014.

License Agreement with RX100

On April 16, 2014, the Company entered into a master license agreement (the “License Agreement”) with RX100 Inc. (“RX100”), a corporation incorporated under the laws of the Province of Ontario, and Donald Meade, President of RX100. The License Agreement provides that the Company will acquire an exclusive perpetual worldwide license to produce market and sell the mold remediation products and patented formulas owned by RX100 in consideration for the Company issuing 1,100,000 shares of the Company’s common stock to Donald Meade. Such shares shall be held in escrow for six months as security for the covenants made by RX100 Inc. and Donald Meade pursuant to the License Agreement.

RX100 has begun production and distribution of its mold inhibiting products and has recently signed an exclusive distribution agreement with Mexico’s Services Y Proyecto Halcon SA. The Company is in the process of negotiating similar distribution agreements in the Dominican Republic, St. Lucia, Trinidad, Europe, Ecuador, Chile, Brazil, Nigeria, Bangladesh, India and Ghana. RX100 had no significant assets as of September 30, 2014.

Acquisition of Direct Reefer Services, Inc.

On May 20, 2014 the Company acquired Direct Reefer Systems, a Brampton, Ontario based company that operates refrigeration and temperature controlled fleet of eighteen 53 foot trailers and fifteen power units. The fleet currently operates in Ontario and Quebec with an overnight direct service to Montreal. DRS’ 15,000 square foot cross-dock facility is manned by clerical staff, dispatchers and dock workers. DRS will provide services to the Company’s food division.

The Company agreed to acquire 100% of the outstanding common stock of Direct Reefer in consideration for 72,000 shares of the Company’s Series A-2 6% 2014 Redeemable Convertible Preferred stock par value $.0001 per share. The acquisition of DRS allows us to capitalize on the expertise of Sam and Italo Sinisi to consolidate and expand our horizons in the area of food distribution. As the Company continues to acquire food businesses and consolidate operations, significant savings will be realized by combining products for deliveries to customers, and transportation costs represent a significant component of cost. In addition, we now have an entry into the frozen goods business and with the availability of freezer space in our new facilities, we will now be able to expand our product line and also offer third party logistics services and storage capabilities.

DRS brings considerable expertise in the transportation of food business. We see logistics as an excellent area for consolidation and cost savings, and even expansion into a profit center with third party logistics in addition to the existing business that DRS has, especially with our new distribution center. We will be looking for opportunities to expand and develop this component of the business through acquisitions in the future.

Results of Operations

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the results of operations of our wholly owned subsidiaries: Goudas Food Products and Investments Limited (“Goudas Foods”), Direct Reefer Services, Inc. (“DRS”), RX100 Inc. (“RX100”) and Vertility Oil & Gas Corporation (“Vertility Oil & Gas”). Goudas Foods Products & Investments Limited, a wholly owned subsidiary, was deconsolidated on September 16, 2014 as a result of bankruptcy proceedings (Refer to Note 13). All material intercompany accounts and transactions between the Company and the subsidiaries have been eliminated in consolidation.

The Company’s interim condensed consolidated financial statements were prepared in accordance with U.S. GAAP.

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

Since our financial results are derived from acquisitions made during the quarter ended June 30, 2014, and given the deconsolidation of the Goudas Foods business, effective September 16, 2014, the discussion of comparative results of operations relating to the previous quarter and for 2013 are not meaningful and are not provided.

Sales Revenue and Results of Operations

We generate revenues from sales of transportation services. We had revenues of $816,542 in the three-months ended September 30, 2014 and $1,073,280 during the nine-months ended September 30, 2014. Our costs of sales during the three-months ended September 30, 2014 were $799,955 and our costs of sales were $1,089,097 during the nine-months ended September 30, 2014. Gross Profits were $16,587 in the three-months ended September 30, 2014 and gross losses of $15,817 during the nine-months ended September 30, 2014.

Our total operating expenses for the three-months ended September 30, 2014 were $708,335, consisting of general and administrative expenses of $698,432 and depreciation of $9,903. Our total operating expenses for the nine-months ended September 30, 2014 were $963,502, consisting of general and administrative expenses of $946,869 and depreciation of $16,633. Our loss from operations was $691,748 during the three-month period ended September 30, 2014 and $979,319 during the nine-months ended September 30, 2014. The Company recognized a gain on deconsolidation of Goudas Foods, a wholly owned subsidiary of A.C. Simmonds in the amount of $259,585 and a gain on the write off of Accumulated Other Comprehensive Loss of $25,664 related to the same. Our interest expense for both the three-month period ended September 30, 2014 was $8,325 and for the nine-month period ended September 30, 2014 was $15,780. Our net loss for the three-month period ended September 30, 2014 was $414,824 and our net loss for the nine-month period ended September 30, 2014 was $995,099.

Cost of Sales

Cost of sales consists primarily of cost of raw material or imported product, packaging material, production labor and delivery expense. For our transportation services company, the major components are drivers’ charges and fuel for our reefer units and trucks.

General and Administration Expenses

Our general and administrative expenses consist primarily of corporate costs consisting of salaries, benefits, and related infrastructure costs. Also included are professional costs such as audit fees, accounting services and legal fees, consulting fees, insurance and investor relations costs. General and administrative costs for the three-month period ended September 30, 2014 were $698,432 and for the nine-month period ended September 30, 2014 were $946,869.

Other Expenses/Interest Expense

Other expenses consist of interest charges related to banking as well as capital lease obligations during the three-month period ended September 30, 2014 of $8,325 and for the nine-month period of $15,780.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $84 and total current assets of $289,658, consisting of accounts receivable of $274,451, and prepaid expenses and other current assets of $15,123. As of December 31, 2013, our total current assets were $84, consisting of cash. The Company’s total assets as of September 30, 2014 were $1,430,166, including total non-current assets of $1,140,508, which consisted of property and equipment of $194,508, goodwill and intangible assets of $930,301 and other non-current assets of $15,699. As of December 31, 2013, our total assets were $18,671, including total non-current assets of $18,587. Non-current assets as of December 31, 2013 included property and equipment of $9,087 and other non-current assets of $9,500.

The Company’s total current liabilities as of September 30, 2014 were $1,767,779 and total non-current liabilities as September 30, 2014 were $88,259. Total current liabilities as of September 30, 2014 included cash disbursed in excess of available balance of $39,470, accounts payable of $1,702,774 and current portion of capital leases payable of $25,535. Total non-current liabilities relate to an equipment financing loan of $88,259.

As of September 30, 2014, we had a working capital deficit of $1,478,121. For the nine-months ended September 30, 2014, we did not use any cash and no cash was provided from operating, investing or financing activities.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets.

Reclassification

Certain prior quarter figures have been reclassified in the interim condensed consolidated financial statements to comply with the presentation for the quarter ended September 30, 2014.

Accounts Receivable and Concentration of Credit Risks

The Company’s accounts receivable are due from customers, generally located in Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2014 or December 31, 2013. The Company does not require any collateral from its customers. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole.

Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance.

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Product Concentration

To date, the Company has generated the majority of its revenues from the sale transportation services. As of September 30, 2014, DRS accounted for 92% of the Company’s sales.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollars. The translation from Canadian Dollars to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

The following table sets forth a summary of the property and equipment as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013

Property and equipment – cost	$659,366	$12,364
Accumulated depreciation	(464,858)	(3,277)
Property and equipment - net	$194,508	$9,087

Stockholders’ Equity

Common Stock

The Company has 70,000,000 shares of common stock authorized. During the nine-month period ended September 30, 2014, the Company issued 15,680,000 shares of common stock in exchange for ownership shares in acquired companies and worldwide exclusive licensing agreements.

The company established a price of its stock for these transactions at 5.5 cents per share commensurate with the approximate purchase price paid by the majority owner for the stocks acquired in the initial phases of the business.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. During the nine-month period ended September 30, 2014, the Company issued 239,200 shares of its convertible redeemable preferred stock (collectively, the “Convertible Redeemable Preferred Stock”) in connection with the purchase of ownership shares in Goudas Foods and DRS, consisting of 167,200 shares of Series A 6% 2014 Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and 72,000 shares of Series A-2 6% 2014 Convertible Redeemable Preferred Stock (the “Series A-2 Preferred Stock”).

The shares of the Company’s Convertible Redeemable Preferred Stock have a par value $.001 per share and a stated value of $10.00 per share. Each share of Convertible Redeemable Preferred Stock is convertible into the Company’s Common Stock at a conversion value of $10.00 per share. The Convertible Redeemable Preferred Stock has a 6% dividend paid annually in arrears on a non-cumulative basis.

Holders of the Convertible Redeemable Preferred Stock may convert such shares into the Company’s Common Stock at any time after the first anniversary of the date of issuance. The Convertible Redeemable Preferred Stock is subject to redemption by the Company on the fifth anniversary of the date of issuance. The holders of the Convertible Redeemable Preferred Stock are entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company and shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which such shares of Convertible Redeemable Preferred Stock are convertible.

Goodwill and Intangible Assets

We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

During the period, the company recorded goodwill and intangibles on its acquisitions as follows:

Goodwill and Intangible Assets
Direct Reefer Systems Inc.	$275,397
Vertility Oil & Gas Corporation	492,316
RX100 Inc.	162,588
$930,301

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments.

Contingencies

In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the financial statements, as required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Deconsolidation of Goudas Foods

On August 29, 2014, Goudas Foods filed a Notice of Intention to make a proposal under the Bankruptcy and Insolvency Act. Goudas Foods is our wholly owned subsidiary of A.C. Simmonds and Sons Inc. In accordance with Accounting Standards Codification (“ASC”) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated Goudas Foods from our balance sheet as of September 30, 2014, and have eliminated the results of Goudas Foods’ operations from our results of operations on a historical basis. We believe we have no responsibility for liabilities of Goudas Foods. As a result of the order filed on September 15, 2014 terminating the proposal and appointing an Official Receiver and given the Receiver took possession and control of the property on September 16, 2014, A.C. Simmonds will exclude our investment in Goudas Foods.

Per guidance in ASC 810-10-40-5 when a parent deconsolidates a subsidiary, that parent shall account for the deconsolidation by recognizing a gain or loss measured by the following:

a) the aggregate of (1) the fair value of consideration received, (2) the fair value of any retained non-controlling investment in the former subsidiary at the date the subsidiary is deconsolidated and (3) the carrying amount of any non-controlling interest in the former subsidiary; less

b) the carrying amount of the former subsidiary’s assets and liabilities.

The Company did not receive any consideration for its interest. It has assessed and determined that it does not have any continued liabilities related to the Canadian subsidiary being deconsolidated. As such, it has recorded a gain on deconsolidation. In calculating the gain, the Company took into account the carrying value of the former subsidiary’s net liabilities and shareholders’ equity of $259,585 that was recorded on September 16, 2014. The Company also recorded a loss on the write off of Accumulated Other Comprehensive Income related to foreign exchange translations in the amount of $25,664 during the three-months ended September 30, 2014.

According to Accounting Standards Codification (“ASC”) 810, previously reported consolidated financial results relating to the subsidiary should have been included as historically presented. Given that the acquisition of the subsidiary only happened in the prior quarter, this treatment would have only impacted the nine-month period ended September 30, 2014 as follows:

	Goudas Foods and Investments Limited	AC Simmonds and Sons Inc., Consolidated (excl Goudas)	AC Simmonds and Sons Inc., Consolidated (incl Goudas)
	Three-months ended	Nine-months ended
	June 30, 2014	September 30, 2014
	(Unaudited)	(Unaudited)

Revenue	$9,332,829	$1,073,280	$10,406,109
Cost of sales	8,252,072	1,089,097	9,341,169
Gross profit	1,080,757	(15,817)	1,064,940

Total operating expenses	1,239,836	963,502	2,203,338

Loss from operations	(159,079)	(979,319)	(1,138,398)

Other (Income) Expense:
Gain on deconsolidation of subsidiary	—	—	(259,585)
Gain on write-off of Accumulated Other Comprehensive Loss due to deconsolidation of subsidiary	—	—	(25,664)
Interest expense	100,506	15,780	116,286

Net loss	$(259,585)	$(995,099)	$(969,435)

Foreign currency translation (loss)	(25,664)	42,650	16,986

Comprehensive loss	$(285,249)	$(952,449)	$(952,449)

Inflation

The effect of inflation on our revenue and operating results was not significant.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Subsequent Events

BioSec Enviro Inc.

On October 15, 2014, A.C. Simmonds completed the acquisition of 100% of the shares of BioSec Enviro Inc. BioSec is now a wholly-owned subsidiary of A.C. Simmonds. Under the terms of the Agreement, the Company exchanged 250,000 convertible preferred shares of A.C. Simmonds valued at $10 per share for all outstanding shares of BioSec. Results of operations for BioSec will be included in A.C. Simmonds condensed consolidated financial statements from the date of acquisition.

BioSec Enviro is a wastewater processing solutions provider with over 30 years of innovation in meeting the challenges involved in the handling and treatment of biological wastewater for municipal facilities around the world. BioSec Enviro has worked on more than 200 installations and more than 25 truck-loading systems of up to 60,000 cubic feet of storage capacity. BioSec Enviro delivers superior equipment design, integration and installation for municipal wastewater sites across North America and around the globe.

BioSec Enviro has a full line of conveyance and storage systems including shafted and shaftless conveyors, bins, silos and hoppers for sludge collection and storage, live bottoms, slide gates, sliding frames and rotary bin discharge units.

Plasticap

On October 20, 2014, A.C. Simmonds completed the acquisition of 2072906 Ontario Limited, operating as Plasticap. Under the terms of the Agreement, the Company exchanged 300,000 common shares and 700,000 convertible preferred shares valued at $10 per share for all outstanding shares of Plasticap. Results of operations for Plasticap will be included in A.C. Simmonds consolidated financial statements from the date of acquisition.

Plasticap has been in operation for more than 50 years, having started in 1963 operating out of a single facility in Richmond Hill. In 1968, Plasticap was acquired by Anchor Cap & Closure, a subsidiary of the Anchor-Hocking Corp. Plasticap subsequently became a privately owned enterprise. Plasticap has expanded its product line from only aerosol closures to liquor closures and lined plastic closures for the food and household product industries. Today Plasticap is a manufacturer of specialty caps and closures for a number of vertical markets, including Food, Dairy, Beverages, Condiments, Industrial, Petro-Chemical, Medical and Pharmaceutical and a critical supply chain partner to many corporations.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in recording, processing, summarizing, and reporting information required to be disclosed within the time periods specified in the Commission’s rules, and that such information was not accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Claim by Goudas Foods’ Landlord

On July 30, 2014, the Company, together with its wholly-owned subsidiary Goudas Foods, entered into a Lease (the “Lease”) with Menkes GTA Industrial Holdings Inc. (the “Landlord”) pursuant to which Goudas Foods has rented a 349,614 square foot building in Brampton, Ontario.

In connection with the execution of the Lease, on July 30, 2014, the Company entered into an Indemnification Agreement with the Landlord, pursuant to which the Company has agreed to indemnify the Landlord for any loss, costs or damages arising from any failure of Goudas Foods to pay rent or other money due under the lease, and to indemnify the Landlord for any damages caused by Goudas Foods’ failure to observe or perform any of the terms, covenants and conditions contained in the Lease.

Menkes claims damages against the Company in the amount of $755,559 plus damages of $55 million for loss of rent and other damages. Action is in its very early stages. The Company has served a Statement of Defense. The two issues that require resolution are the indemnification relating to the Goudas bankruptcy and failure of Goudas to submit the required deposit to Menkes under the lease due to the condition and state of the building.

Claim by Court Appointed Receiver for Goudas Foods

On November 12, 2014, D&P, the court-appointed Receiver for Goudas Foods, filed a Statement of Claim with the Ontario Superior Court of Justice making a claim against A.C. Simmonds and its subsidiaries for alleged damages. Action is in its very early stages and accordingly no Statement of Defense has been put forth.

ITEM 6.           EXHIBITS

Exhibit No.	Description of Document

10.9	Lease, by and among Goudas Food Products & Investments Limited and Menkes GTA Industrial Holdings Inc., dated as of July 25, 2014.

10.10	Indemnity Agreement, by and between the Company and Menkes GTA Industrial Holdings Inc., dated as of July 25, 2014.

10.11	Letter of Intent, by and between the Company and Environmental Waste International Inc., dated as of September 5, 2014.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. SIMMONDS AND SONS INC.
(Registrant)

November 19, 2014	By:	/s/ John G. Simmonds
		Name:	John G. Simmonds
		Title:	Chief Executive Officer, Principal Executive Officer and Director

	By:	/s/ Jon Szczur
		Name:	Jon Szczur
		Title:	Chief Financial Officer,
Principal Financial Officer and Principal Accounting Officer

